Form 10QSB
period 2003-03-31
TECHNOLOGY CONSULTING PARTNERS INC
filed 2003-05-13
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003


                        Commission File Number 333-90682


                       TECHNOLOGY CONSULTING PARTNERS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Colorado                                84-1605055
----------------------------------           ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                identification No.)


            9282 South Fox Fire Lane, Highlands Ranch, Colorado 80129
            ---------------------------------------------------------
                  (Address of principal executive offices)




                               (303) 893-2300
              ---------------------------------------------------
              (Registrant's telephone number including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [ X ]  Yes          [   ]  No

As of May 10, 2003, the Registrant had 5,207,500 shares of common stock, no par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]









                                     INDEX

Part 1: Financial Information                                     Page No.

  Item 1.  Financial Statements

   Condensed balance sheet, March 31, 2003 (unaudited) ..........     3

   Condensed statement of operations, three and six months
   ended March 31, 2003 and 2002 (unaudited), and October 1,
   2001 (inception) through March 31, 2003 (unaudited) ..........     4

   Condensed statements of cash flows, six months ended
   March 31, 2003 and 2002 (unaudited), and October 1, 2001
   (inception) through March 31, 2003 (unaudited) ...............     5

   Notes to condensed financial statement (unaudited) ...........     6

                                     PART 1.

ITEM 1.  FINANCIAL STATEMENTS

                     TECHNOLOGY CONSULTING PARTNERS, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEET
                                 (Unaudited)

                                March 31, 2003

                                    Assets


Current Assets:
  Cash ....................................................  $  31,307
                                                             ---------
     Total current assets .................................     31,307

Equipment, net of accumulated depreciation of $72 .........        250
                                                             ---------
                                                             $  31,557
                                                             =========

                      Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities ................  $   2,340
                                                             ---------
     Total current liabilities ............................      2,340
                                                             ---------

Shareholders' equity:
  Preferred stock .........................................       --
  Common stock ............................................    515,750
  Additional paid-in capital ..............................      1,800
  Deficit accumulated during development stage ............   (488,333)
                                                             ---------
     Total shareholders' equity ...........................     29,217
                                                             ---------
                                                             $  31,557
                                                             =========













See accompanying notes to condensed financial statements.

                     TECHNOLOGY CONSULTING PARTNERS, INC.
                        (A Development Stage Company)
                      Condensed Statements of Operation
                                 (Unaudited)


                                                                               October 1,
                                                                                 2001
                                Three Months Ended      Six Months Ended      (Inception)
                                    March 31,               March 31,           Through
                               ---------------------   ---------------------   March 31,
                                 2003        2002        2003        2002        2003
                               ---------   ---------   ---------   ---------   ---------

Service revenue (Note A)...... $     720   $    --     $     720   $    --     $  23,472
                               ---------   ---------   ---------   ---------   ---------
Costs and expenses:
  Stock-based compensation:
   Employee services .........      --          --          --       400,000     400,000
  Salaries and payroll taxes..    22,500       9,689      21,221      19,835      80,558
  Contributed rent (Note B)...       300         300         600         600       1,800
  Professional fees ..........     1,224       2,000       1,873       2,628      15,138
  Depreciation ...............        27        --            54        --            72
  Interest income ............       (36)       (160)       (103)       (181)       (563)
  Other general and adminis-
   trative expenses ..........     3,365         758       5,606       1,064      14,800
                               ---------   ---------   ---------   ---------   ---------
     Total costs and
      expenses ...............    27,380      12,587      29,251     423,946     511,805
                               ---------   ---------   ---------   ---------   ---------
     Loss before income
      taxes ..................   (26,660)    (12,587)    (28,531)   (423,946)   (488,333)

  Income tax provision
   (Note C)...................      --          --          --          --          --
                               ---------   ---------   ---------   ---------   ---------
     Net loss ................ $ (26,660)  $ (12,587)  $ (28,531)  $(423,946)  $(488,333)
                               =========   =========   =========   =========   =========

Basic and diluted loss per
 share ....................... $   (0.01)  $   (0.00)  $   (0.01)  $   (0.08)
                               =========   =========   =========   =========

Weighted average common
 shares outstanding .......... 5,207,500   5,207,500   5,207,500   5,006,250
                               =========   =========   =========   =========





See accompanying notes to condensed financial statements.

                     TECHNOLOGY CONSULTING PARTNERS, INC.
                        (A Development Stage Company)
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                               October 1,
                                                                  2001
                                         Six Months Ended     (Inception)
                                             March 31,          Through
                                        --------------------    March 31,
                                          2003       2002         2003
                                        --------   ---------   ----------
     Net cash (used in) operating
      activities .....................  $(20,149)  $ (21,182)  $ (84,121)
                                        --------   ---------   ---------
Cash flows from investing activities:
  Purchases of equipment .............      --          --          (322)
                                        --------   ---------   ---------
     Net cash (used in) investing
      activities .....................      --          --          (322)
                                        --------   ---------   ---------

Cash flows from financing activities:
  Proceeds from sale of common stock..      --       120,750     120,750
  Payments for offering costs.........      --        (5,000)     (5,000)
                                        --------   ---------   ---------
     Net cash provided by financing
      activities .....................      --       115,750     115,750
                                        --------   ---------   ---------
       Net change in cash                (20,149)     94,568      31,307

Cash, beginning of period ............    51,456        --          --
                                        --------   ---------   ---------
Cash, end of period ..................  $ 31,307   $  94,568   $  31,307
                                        ========   =========   =========

Supplemental disclosure of cash flow
 information:
  Income taxes .......................  $   --     $    --     $    --
                                        ========   =========   =========
  Interest ...........................  $   --     $    --     $    --
                                        ========   =========   =========









See accompanying notes to condensed financial statements.

                     TECHNOLOGY CONSULTING PARTNERS, INC.
                        (A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements dated September 30, 2002 included in the Company's Form SB-2, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred.

Financial data presented herein are unaudited.

Note B:  Related party transactions

An officer provided free office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We commenced operations on October 1, 2001. During June 2002, we received our first consulting job which involved placing two consultants with Seimens Business Services. During the six months ended March 31, 2003, we generated only $720 in revenues which was the result of a short job for one client. During this period, the Company had contact with approximately 5 to 6 potential clients but none of these contacts came to fruition due to budget limitations and the weak economy.

     During the six months ended March 31, 2003, we incurred approximately $29,251 of expenses, of which $21,221 was salaries and payroll taxes.

     The only significant item of fixed overhead that we have is our President's salary which is $3,250 per month. We have hired a sales person but he is compensated based on commissions on sales generated through his efforts.

     When we sign a contract with a client for IT consulting services, we will bring in the consultants in one of two ways. If the contract is a long term contract we may hire the consultant(s) as employees; or we may retain the consultant(s) as independent contractors. In either case, we do not intend to start incurring the overhead until we have a signed contract with a client requesting our IT consulting services. We may also set up offices in an executive suites arrangement where our rent would be no more than $1,000 per month. We do not intend to do this until we have started generating revenue or we have a signed contract or confirmed business with a potential customer.

     We will not be spending any money on research and development and the only equipment we expect to purchase is a computer.

     As of March 31, 2003, we had $31,307 in cash on hand and we had payables of $2,340. We expect that this will satisfy our cash requirements for at least the next 6 months. We intend to keep our monthly overhead to a minimum until we start generating revenues, and even then, our fixed overhead should not increase significantly. If and when we are generating revenue, most of our overhead is expected to be variable and tied directly to the costs of the consultants we are hiring to fulfill the client contracts. As our business increases, our capital needs will increase because of the need to pay our consultants bi-weekly when we may not be paid by our clients until later.

     There is no guarantee that we will be successful in obtaining any further business or customer contracts, and even if we do there is no guarantee that we will generate a sufficient level of business that we will have a positive cash flow. If not, we would need to attempt to raise additional capital through the sale of stock in a private offering or possibly through borrowings from private individuals or institutions. There is no guarantee that we will be able to raise such funds.

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our President we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon his evaluation, he has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     None.

ITEM 3.  Defaults Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.  None.

     b.  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TECHNOLOGY CONSULTING PARTNERS, INC.



Date:  May 13, 2003                 By:/s/ Frederick R. Clark, Jr.
                                       Frederick R. Clark, Jr., President


                               CERTIFICATIONS

     I, Frederick R. Clark, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Technology Consulting Partners, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003


                                  /s/ Frederick R. Clark, Jr.
                                  Frederick R. Clark, Jr.
                                  President (Chief Executive Officer and
                                  Chief Financial Officer)



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                     TECHNOLOGY CONSULTING PARTNERS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Technology Consulting Partners, Inc. for the period ending March 31, 2003:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Technology Consulting Partners, Inc.



/s/ Frederick R. Clark, Jr.
Frederick R. Clark, Jr.
Chief Executive Officer and
Chief Financial Officer