Form 10QSB
period 2003-06-30
TECHNOLOGY CONSULTING PARTNERS INC
filed 2003-08-19
CIK 1165758

WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2003


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

                       [ X ]  Yes          [   ]  No

As of August 10, 2003, the Registrant had 5,207,500 shares of common stock, no par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]









                                     INDEX

Part I: Financial Information                                     Page No.

  Item 1.  Financial Statements

   Condensed balance sheet, June 30, 2003 (unaudited) ...........     3

   Condensed statement of operations, three and nine months
   ended June 30, 2003 and 2002 (unaudited), and October 1,
   2001 (inception) through June 30, 2003 (unaudited) ...........     4

   Condensed statements of cash flows, nine months ended
   June 30, 2003 and 2002 (unaudited), and October 1, 2001
   (inception) through June 30, 2003 (unaudited) ................     5

   Notes to condensed financial statement (unaudited) ...........     6

  Item 2. Management's Discussion and Analysis or
            Plan of Operations ..................................     7

Part II.  Other Information

  Item 1. Legal Proceedings .....................................     9

  Item 2. Changes in Securities .................................     9

  Item 3. Defaults Upon Senior Securities .......................     9

  Item 4. Submission of Matters to a Vote of Security Holders ...     9

  Item 5. Other Information .....................................     9

  Item 6. Exhibits and Reports on Form 8-K ......................     9

Signatures ......................................................    10

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS


                        TECHNOLOGY CONSULTING PARTNERS, INC.
                           (A Development Stage Company)
                              Condensed Balance Sheet
                                    (Unaudited)

                                   June 30, 2003


                                     Assets

Current Assets:
  Cash .....................................................   $  23,304
                                                               ---------
     Total current assets ..................................      23,304

Equipment, net of accumulated depreciation of $98                    224
                                                               ---------
                                                               $  23,528
                                                               =========

                       Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities .................   $   4,984
                                                               ---------
     Total current liabilities .............................       4,984
                                                               =========

Shareholders' equity:
  Preferred stock ..........................................        --
  Common stock .............................................     515,750
  Additional paid-in capital ...............................       2,100
  Deficit accumulated during development stage .............    (499,306)
                                                               ---------
     Total shareholders' equity ............................      18,544
                                                               ---------
                                                               $  23,528
                                                               =========











See accompanying notes to condensed financial statements.

                       TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                           October 1,
                                                                              2001
                            Three Months Ended       Nine Months Ended     (Inception)
                                 June 30,                  June 30,          Through
                           ---------------------   ---------------------     June 30,
                             2003        2002        2003        2002          2003
                           ---------   ---------   ---------   ---------   -----------

Service revenue .........  $   -       $   -       $    720    $    -      $   23,472

Costs and expenses:
 Stock-based
 compensation:
  Employee services .....      -           -           -         400,000      400,000
 Salaries and payroll
  taxes .................     6,584      13,563      29,084       33,398       88,421
 Contributed rent
  (Note 2) ..............       300         300         900          900        2,100
 Professional fees ......       935       9,254       2,808       11,882       16,073
 Depreciation ...........        26        -             80         -              98
 Interest income ........       (21)       (163)       (124)        (344)        (584)
 Other general and ad-
  ministrative expenses..     1,870       3,868       7,476        4,932       16,670
                           --------    --------     -------    ---------   ----------
     Total costs and
     expenses ...........     9,694      26,822      40,224      450,768      522,778
                           --------    --------     -------    ---------   ----------
     Loss before income
     taxes ..............    (9,694)    (26,822)    (39,504)    (450,768)    (499,306)

Income tax provision
(Note 3) ................      -           -           -            -            -
                           --------    --------    --------    ---------    ---------
     Net loss              $ (9,694)   $(26,822)   $(39,504)   $(450,768)   $(499,306)
                           ========    ========    ========    =========    =========
Basic and diluted
loss per share ..........  $  (0.00)   $  (0.01)   $  (0.01)   $   (0.09)
                           ========    ========    ========    =========
Weighted average
common shares
outstanding ............. 5,207,500   5,207,500   5,207,500    4,966,000
                          =========   =========   =========    =========








See accompanying notes to condensed financial statements.

                       TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                            October 1,
                                                               2001
                                    Nine Months Ended       (Inception)
                                         June 30,             Through
                                 -----------------------      June 30,
                                   2003          2002          2003
                                 ---------     ---------    ----------
Net cash (used in) operating
activities ....................  $ (28,152)    $ (45,715)   $ (92,124)

Cash flows from investing
activities:
 Purchases of equipment .......       -             -            (322)
                                 ---------     ---------    ---------
     Net cash (used in)
     investing activities .....       -             -            (322)
                                 ---------     ---------    ---------
Cash flows from financing
activities:
 Proceeds from sale of
 common stock .................       -          120,750      120,750
 Payments for offering costs ..       -           (5,000)      (5,000)
                                 ---------     ---------    ---------
     Net cash provided by
     financing activities             -          115,750      115,750
                                 ---------     ---------    ---------
     Net change in cash            (28,152)       70,035       23,304


Cash, beginning of period .....      51,456         -            -
                                 ---------     ---------    ---------
Cash, end of period              $  23,304     $  70,035    $  23,304
                                 =========     =========    =========

Supplemental disclosure of
cash flow information:
 Income taxes .................  $     -       $    -       $     -
                                 =========     =========    =========
 Interest .....................  $     -       $    -       $     -
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions

An officer provided free office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended June 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We commenced operations on October 1, 2001. During June 2002, we received our first consulting job which involved placing two consultants with Seimens Business Services. During the nine months ended June 30, 2003, we generated only $720 in revenues which was the result of a short job for one client. During this period, the Company had contact with approximately 5 to 6 potential clients but none of these contacts came to fruition due to budget limitations and the weak economy.

     During the nine months ended June 30, 2003, we incurred approximately $40,224 of expenses, of which $29,084 was salaries and payroll taxes.

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

     As of June 30, 2003, we had $23,304 in cash on hand and we had payables of $4,984. We expect that this will satisfy our cash requirements for at least the next 6 months. We intend to keep our monthly overhead to a minimum until we start generating revenues, and even then, our fixed overhead should not increase significantly. If and when we are generating revenue, most of our overhead is expected to be variable and tied directly to the costs of the consultants we are hiring to fulfill the client contracts. As our business increases, our capital needs will increase because of the need to pay our consultants bi-weekly when we may not be paid by our clients until later.

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

     None.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          31.1     Certification of Chief          Filed herewith
                   Executive Officer and           electronically
                   Chief Financial Officer
                   Pursuant to Section 302
                   of the Sarbanes-Oxley Act
                   of 2002

          32.1     Certification of Chief          Filed herewith
                   Executive Officer and           electronically
                   Chief Financial Officer
                   Pursuant to 18 U.S.C.
                   Section 1350

     (b)  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TECHNOLOGY CONSULTING PARTNERS, INC.



Date:  August 19, 2003              By:/s/ Frederick R. Clark, Jr.
                                       Frederick R. Clark, Jr., President