Form 10KSB
period 2003-09-30
TECHNOLOGY CONSULTING PARTNERS INC
filed 2004-01-08
CIK 1165758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2003


                         Commission file number 333-90682

                      TECHNOLOGY CONSULTING PARTNERS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                                    84-1605055
 --------------------------                        -------------------
 (State or Other Jurisdiction                         (IRS Employer
      of Incorporation)                           Identification Number)

            9282 South Fox Fire Lane, Highlands Ranch, Colorado 80129
            ---------------------------------------------------------
                   (Address of Principal Executive offices)


                                 (303) 683-1535
                                 --------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $720

As of September 30, 2003, 5,207,500 shares of common stock were outstanding, and theaggregate market value of the shares held by non-affiliates was $-0- since no trading in the shares has taken place as of such date.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes  [   ]    No       [X]

         This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended September 30, 2003, except where otherwise indicated.


                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          Annual Report on Form 10-KSB
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS .........................................   3
ITEM 2.  DESCRIPTION OF PROPERTY .........................................  12
ITEM 3.  LEGAL PROCEEDINGS ...............................................  12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  12

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  13
ITEM 7.  FINANCIAL STATEMENTS ............................................  15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE .............................  15

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  15
ITEM 10. EXECUTIVE COMPENSATION ..........................................  17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  18
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS .........  19
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  19
ITEM 14. CONTROLS AND PROCEDURES .........................................  20

SIGNATURES ...............................................................  21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business" and "Item
6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Technology Consulting Partners, Inc. (the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to September 30, 2003.


DESCRIPTION OF BUSINESS

GENERAL

     Technology Consulting Partners ("TCP" or the "Company") was incorporated in September 2001 as a Colorado corporation. As of September 30, 2003, most of our efforts have been devoted to organizing the corporation and raising approximately $120,000 in a private offering. During June 2002, we received our first consulting job which involved placing two consultants with Siemens Business Technologies. Our President has been spending time looking for potential work and spreading the word among his network of friends in the Information Technology ("IT") industry that we have formed this company. We are assembling a data base of persons in the Denver metropolitan area with IT experience who are interested in doing consulting work and then placing these consultants with clients who are seeking to outsource IT work. The IT work could include entire projects, one time needs on special projects or supplementing a company's internal IT staff.

     Frederick R. Clark, Jr., our President, has over 10 years experience in the IT industry. We will take advantage of Mr. Clark's local industry relationships, experience and capabilities.

THE INFORMATION TECHNOLOGY CONSULTING INDUSTRY

     Information Technology consulting is the provision of knowledge and experience in the form of highly skilled individuals. It is about helping clients achieve IT goals and implement successful IT projects that they would be unable to achieve on their own.

     Today's corporations depend on Information Technology regardless of whether or not they are an Information Technology business. Information Technology has become integrated into most aspects of their business and without regular upgrades and implementations of new technology these corporations are likely to fall behind their competitors. Even with this consistency of need most companies are ill equipped to handle their IT requirements. They are lacking either the expertise or the manpower or both. That is where IT consultants come into play. They provide both the expertise and the manpower.

     Companies sometimes have large projects, which require a temporary increase in their IT workforce or they have occasional needs for an IT person but they can't justify a full time person and staff. These needs are best met by consulting companies who can gather the talent and expertise necessary to supplement their workforce.

     The traditional methods of hiring a full time IT person usually require a pass through the Human Resource department. The same HR person who is in charge of hiring the receptionist is also in charge of hiring the software developers and system analysts. The focus and resources necessary to hire qualified employees are often lacking.

     They are also competing against consulting companies for the same individuals, but they cannot offer the same work incentives. Consulting companies offer a freedom and flexibility that cannot be achieved in a traditional employment situation. They offer their consultants the ability to be placed on new cutting edge projects, to be removed from corporate instability via layoffs and cutbacks, and to receive better compensation.

    Our ability to find and retain the best people will be the key to our success. We intend to build on our industry relationships to attract excellent clients and consultants.

     Our relationships are with the hiring managers within the IT departments of several companies in the Denver metropolitan area. These are all informal relationships and there is no assurance that these relationships will lead to any new business. We also have relationships with several IT recruiters who can help us find consultants.

BUSINESS OVERVIEW

     We provide IT consulting services by providing consultants who typically work on the client sites. These consultants assist the client with planning, system architecture, implementation, project management, software programming and development, maintenance of computer networks, quality assurance, testing, and database administration and development.

     We attempt to instill in our consultants an attitude of professionalism with the objective that our clients will perceive us as a partner instead of merely as a vendor. We also attempt to foster loyalty between our consultants and us which we hope will help develop some loyalty between us and our clients.


     A service company is only as good as the people who work for it and the people who work for it can only be as good as the company allows them to be. We attempt to hire the best people and create a work environment and corporate culture that allows them to excel.

     Our only consulting project to date has been with Siemens Business Services. We provide Siemens with our consultants per their request on an as needed basis. Our consultants work on site and must have their timesheets approved by a Siemens manager. We bill them biweekly with payment due in 15 days. A separate purchase order is issued for each of our consultants they use, and each consultant has his or her own negotiated rate. The two persons who have worked on this project thus far have the rates of $45.00 and $65.25 per hour. The agreement with Siemens is verbal and it has no term. We are unable to state with any certainty how long they will continue to use our services on this or other projects.

     Following is a table showing the amount of revenues we have received on the Seimens project for each of our two consultants, the payroll and taxes associated therewith, and the amount retained by us:

                                                   Net
  Name of         Revenue       Payroll and      Received     Percentage
Consultant        Received         Taxes           by TCP      Received
-----------       --------      -----------      --------     ----------

Mr. LaPaglia      $11,790         $8,909          $2,881         24.4%
Mr. Varga         $10,962         $7,849          $3,113         28.4%

     We also incurred miscellaneous expenses of $441 related to this consulting work.

     We currently have no other anticipated projects or revenues.

SERVICES WE OFFER

     PROJECT CONSULTING:

     Sometimes an increase in a potential client's staff isn't necessary, but high-level advice is. We will provide the outside opinions and expertise necessary for IT projects to be more successful.

     STAFF AUGMENTATION:

     Our professionals will go to the client site and work on projects under the client's direction as consultants. Our consultants are expected to integrate seamlessly with the client's staff and provide both expertise and manpower during nonpermanent increases in staffing levels and for unfilled permanent positions in certain skill sets.

     PROJECT OUTSOURCING:

     Some companies are just not equipped to handle all of their IT projects and/or do not want to become experts in software development just because they cannot find an off-the-shelf solution for a specialized need.

     We can outsource entire software development projects. Our professionals can gather the client's requirements and develop the software on or off site depending on the client's preference.

     KNOWLEDGE TRANSFER:

     In addition to performing the work required on our consulting assignments, we also attempt to educate the employees of the client concerning the work we are doing. This helps the clients understand and use the IT solutions we have put into place. We do this for the purpose of helping the employees gain understanding and independence, which in turn we believe will increase client satisfaction and build loyalty with us.

MARKET STRATEGIES

     MARKET PENETRATION

     The Denver metropolitan area is our primary market. If any of the national companies request the services of our consultants at locations outside of the Denver area, we would normally try to provide the consultants if we have consultants in the Denver area who are willing to travel to the required location.

     There are two segments to our business: sales to potential clients and recruiting of consultants. Each one is equally important and market penetration on both fronts is necessary to have a successful IT consulting company. This is a business that is developed through relationships and referrals much more than it is developed through advertising.

     TCP, through the more than ten years of experience of our President, has a large number of current contacts in both the client and consultant arenas. We will rely on these relationships to attempt to obtain clients and hire consultants. Initial contacts have already been made in these arenas. We have a database of clients and consultants with whom our President enjoys good relationships and who have indicated a willingness to do business with TCP or come to work for us if and when the demand exists. We have no formal agreements with any of the consultants and companies.

     There are many consultants with whom we have had relationships in the past that are currently employed and are not interested in finding a new job. They are, however, willing to assist us from a relationship standpoint from the inside of their current employers. These individuals may be aware of potential opportunities at their current employers as well as within the Denver metro area market. Their good word can allow for the entry into a new client. None of these persons are employees of the Company and we currently have no plans to compensate them for any referrals they provide.

BUSINESS MODEL AND PRICING

     REQUIREMENTS AND CONSULTANTS

     We will gather a client's requirements for IT professionals through our relationships with the client's IT managers. We will then match our potential consultants with these requirements. If we do not know a consultant that matches the client's requirement then we will attempt to recruit one.

     We maintain relationships with many potential consultants, but will only hire or enter into a contractual relationship with them if they can fill an immediate client requirement. Therefore, we will not incur the labor cost unless we have immediate revenue generation for that consultant. In turn, we will not retain any employee unless there is an assignment for them.

     Once a consultant is in our employment, we will work diligently to keep that individual. Our client network will be established in such a fashion that there is a consistency in the types of consultants who are needed. This will make our consultants as reusable as possible.

     DELIVERY

     We will typically provide the services of our consultants through a master contract with the client. The master contract is a document generated by the client, and the terms are primarily dictated by the client. In these cases, when we are hired by the client, we are placed on the client's vendor list and we become subject to the terms of their master contract. In other cases, we will simply be added to the vendor list and be assigned a purchase order number. This purchase order number is included on our invoices along with client approved consultant timesheets for the hours worked. This is how our current client, Siemens Business Services, operates.

     GROWTH

     It is very important that the first consultant that goes on billing at a client attempts to establish a good relationship on-site with the client. If so, then one good consultant could lead to a strong, well-staffed account if the potential for growth is there.

     Along with the sales representative, the first consultant not only performs that assignment for which he is contracted, but also stays alert for new opportunities. This is also stressed to every consultant that goes on billing.

     BILLING RATES AND COST

     Billing rates are not standardized in the IT consulting industry. They are negotiated separately for each assignment. The factors contributing to the determination of these rates are cost of labor, budget restrictions, length of contract and competition. The billing rates we will set are intended to establish long-term relationships and with the understanding that volume and longevity will be more profitable and stable over the long run. We believe that we can provide a quality of consultant equal to the consultants typically provided by the largest accounting firms but at a lower billing rate. We believe we can provide a lower billing rate because we have much less overhead to support than the large accounting firms. These rates will still be higher than the specialty shop rates, but we believe the quality of our consultants will be higher than is provided by the specialty shops.

     The negotiated rates we will pay our consultants will allow for the ongoing placement of that individual but will be higher than he would likely receive elsewhere. This is significant because it allows us to retain our consultants but not at a cost that keeps them from being placed on new assignments for an acceptable profit.

COMPETITION

     The IT consulting industry is very competitive and there are a variety of companies in the industry. The level of service and the methods in which it is provided varies significantly. Competitors range from temporary agencies to the largest accounting firms (sometimes referred to as the "Big 5").

     The expertise of the IT professionals that we expect to provide should be on par with the consultants provided by the Big 5. However, the level of service we provide will not. The large competitors use vast resources and knowledge bases to take over large portions of a company's IT department. Their strength is that they can take over and completely handle large projects. Their weakness is that they sometimes take advantage of this and alienate a client's staff by pushing them out of the way. We will only be providing a limited number of consultants for more specific jobs.

     The temporary agencies have a totally different approach. They supply their clients with a large cross section of workers with different skills, and they do not specialize in a particular skill set. These agencies charge much lower fees than the Big 5 charge.

     Then there are the specialty shops that either service their customers at a high level or with a specific skill set. These shops do well and are more in line with what would be considered direct competition.

    Some of the specialty shops that we compete with in the Denver area include Practical Systems, Inc., Path Technology Management, TIP Enterprise Software Solutions, Travco Computer Services, and Compri Consulting. Two of the most important methods of competition are the timeliness in which consultants can be provided and the ability to provide the specialized expertise desired by the client. We believe that the network of consultants we have access to will allow us to compete favorably with the specialized shops in the Denver area in both timeliness of availability and area of expertise. This situation could change in the event that the demand for IT personnel increases significantly and the consultants we have access to accept full time employment.

EMPLOYEES

     We presently have only two employees, Rick Clark, our President, and one salesperson.

     We hired our salesperson in July 2002 and he works on a commission only basis. He devotes approximately 36 hours per week to the Company's business and he receives 17% of the net profits generated from his work. He has more than three years of experience in IT consulting and he knows IT hiring managers at various corporations in the Denver area. He is paid on a percentage of the net profit from the business he generates for us.

     We will hire or contract consultants based on requirements supplied to us by our clients. We will hire them based on need.

     We anticipate the need to hire an internal support person when we have approximately 15 consultants on billing.

                                  RISK FACTORS

         In addition to the other information in this Report on Form 10-KSB the following risk factors should be considered carefully in evaluating the Company and its business.

WE HAVE NO OPERATING HISTORY AND THEREFORE IT IS DIFFICULT FOR AN INVESTOR TO EVALUATE AN INVESTMENT IN OUR STOCK.

     We formed the Company in September 2001 and we obtained our first IT consulting client during June 2002. We have not signed agreements with any potential clients and we have generated only limited revenues. Because we have no operating history, it is difficult to evaluate our business and our prospects.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

     The opinion of Cordovano and Honeck, P.C., our independent auditors, states that our financial statements have been prepared assuming that we will continue as a going concern. It points out that we have suffered significant operating losses since inception, which raises a substantial doubt about our ability to continue as a going concern.

BECAUSE WE RELY ON RICK CLARK'S EXPERIENCE AND RELATIONSHIPS IN THE IT INDUSTRY, THE LOSS OF MR. CLARK COULD MATERIALLY HARM OUR BUSINESS AND OPERATING RESULTS.

     The operation and growth of our business will be substantially dependent on the effective service of our President, Rick Clark, the person who has developed our business plan, and who has the experience, expertise and industry relationship to carry it out. We do not intend to purchase "key person" life insurance on Mr. Clark. The loss of the services of Mr. Clark would have a material adverse effect upon our business, results of operation and financial condition.

THE DEMAND FOR IT CONSULTING SERVICES IS CURRENTLY VERY SLOW WHICH IS MAKING IT DIFFICULT FOR US TO DEVELOP OUR BUSINESS.

     Due to the general economic uncertainty and the concerns about further terrorist activities, IT users have been reducing their IT spending levels and delaying their purchases of IT products and services. This environment has made it very difficult for us to commence our business. There is no assurance when this environment will improve sufficiently to allow us to commence our business and grow it to a profitable level.

IF THE DEMAND FOR IT SERVICES INCREASES SIGNIFICANTLY, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, OUR REVENUE AND PROFIT POTENTIAL WILL BE ADVERSELY AFFECTED.

     Our future success will depend in part on our ability to hire and provide adequate trained consultants who can fulfill the increasingly sophisticated needs of potential clients. The demand for IT consulting services is currently very slow and it is not difficult to attract qualified consultants. However, if the demand increases to the levels of the late 1990's, competition for consultants could be significant and we may have difficulty in attracting and retaining an optimal level of qualified consultants. In particular, competition can be intense for the limited number of qualified project managers and professionals with specialized skills, such as a working knowledge of certain sophisticated software. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop our business.

WE WILL BE SUBJECT TO PRICING AND MARGIN PRESSURE WHICH MAY CAUSE US TO LOSE CLIENTS OR OPERATE UNPROFITABLY.

     Many of our potential clients purchase information technology services primarily from a limited number of pre-approved vendors. In order to develop new client relationships, we must satisfy client requirements at competitive rates. Although we will continually attempt to lower our costs, there are other software services organizations and temporary placement agencies that provide the same or similar services at equal or lower costs. Furthermore, as competition intensifies between information technology services providers, there may be increased demand for qualified consultants resulting in upward market pressure on consultant compensation. Additionally, certain of our potential clients could require that their vendors reduce rates after services have commenced. There can be no assurance that we will be able to compete effectively on pricing or other requirements and, as a result, we could lose clients or be unable to operate profitably.

WE HAVE NO CONTRACTS AND ONLY ONE CLIENT, AND IF WE ARE NOT SUCCESSFUL IN OBTAINING MORE CLIENTS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     We currently have no contracts with potential customers in place although we are doing work for one client without a written contract. Further, the very limited funding which will be available to us upon the successful completion of this offering, which is not assured, may not permit us to develop our business. There can be no assurance that any additional debt and/or equity financing, which may be required in addition to the funding anticipated from this offering in order for us to be able to implement our business plan, will be available to us. Therefore, we are dependent upon the efforts of our management to obtain the level of funding necessary in order to commence efforts to develop our market potential.

WE HAVE NO MARKETING ORGANIZATION WHICH MAY ADVERSELY AFFECT OUR LEVEL OF
SALES.

     Our success depends in large part upon our ability to identify and adequately penetrate the markets for our potential services. We lack the financial, personnel and other resources required to compete with our larger, better-financed competitors, and some of our competitors have much larger budgets for marketing, advertising and promotion. While we have commenced discussions with several potential clients, we presently have no signed contracts or agreements. Management believes, without assurance, that it will be possible for us to obtain a certain amount of business. However, we anticipate that our very limited finances and other resources could, nevertheless, be a determinative factor in the decision of any prospective client as to whether to become associated with us.

POSSIBLE FUTURE ISSUANCES OF STOCK BY US WOULD HAVE A POTENTIAL ANTI-TAKEOVER EFFECT.

     We have authorized capital stock of 50,000,000 shares of common stock, no par value per share, and 10,000,000 shares of preferred stock, no par value per share. As of September 30, 2003, there were 5,207,500 shares of common stock issued and outstanding. The issuance of additional securities by us could have anti-takeover effects insofar as such securities could be used as a method of discouraging, delaying or preventing a change in our control. Such issuance could also dilute our public ownership. Inasmuch as we may, in the future, issue authorized shares of common stock or preferred stock without prior stockholder approval, there may be substantial dilution to the interests of our stockholders. However, given that we are authorized to issue more stock, there can be no assurance that we will not do so. In addition, a stockholder's pro rata ownership interest in us may be reduced to the extent of the issuance and/or exercise of any options or warrants relating to the common stock or preferred stock. The issuance of additional shares of common stock may have the effect of rendering more difficult or discouraging an acquisition or change in our control.

THE STOCK IS CONSIDERED A PENNY STOCK AND INVESTORS MAY EXPERIENCE DIFFICULTY IN SELLING THE SHARES.

     Our shares are subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell our shares in the secondary market. In addition, many states do not allow or place severe restrictions on the resale of penny stocks.

WE HAVE A LARGE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE WHICH COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

     We have 5,207,500 shares outstanding as of September 30, 2003. Of these, 1,207,500 are available for public sale and 4,000,000 shares may be sold under Rule 144.

     We are unable to predict the effect that sales of these shares may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of these or other shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

     In general, under Rule 144 a person who has satisfied a one year holding period, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of two years.


ITEM 2.  DESCRIPTION OF PROPERTY

OFFICE FACILITIES

     We currently operate out of our President's home which we use on a rent-free basis. Once our business has developed to the level where an office is justified, we will move into an executive office suite in the Denver Tech Center area. We believe that we will be able to obtain such an office because we have contacted several potential landlords to find out the availability and terms for such space. We expect to pay approximately $1,000 per month which will include the cost of the office and the services of a receptionist.


ITEM 3.  LEGAL PROCEEDINGS

     There are no pending material legal proceedings, and we are not aware of any threatened legal proceedings to which we may become a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock commenced trading in the over-the-counter market on December 23, 2003, and prices for the common stock are quoted on the OTC Electronic Bulletin Board ("OTCBB") under the symbol "TCPT." No trading took place during the fiscal year ended September 30, 2003. There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company's common stock.

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at September 30, 2003 was approximately twenty-two. This includes shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

         (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We commenced operations on October 1, 2001. During June 2002, we received our first consulting job which involved placing two consultants with Seimens Business Services. During the twelve months ended September 30, 2003, we generated only $720 in revenues which was the result of a short job for one client. During this period, the Company had contact with approximately 7 to 8 potential clients but none of these contacts came to fruition due to budget limitations and the weak economy.

     During the year ended September 30, 2003, we incurred approximately $47,152 of expenses, of which $24,584 was salaries and payroll taxes.

     There is no significant item of fixed overhead. We have hired a sales person but he is compensated based on commissions on sales generated through his efforts.

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

     As of September 30, 2003, we had $12,994 in cash on hand and we had payables of $1,275. We expect that this will satisfy our cash requirements for at least the next 6 months. We intend to keep our monthly overhead to a minimum until we start generating revenues, and even then, our fixed overhead should not increase significantly. If and when we are generating revenue, most of our overhead is expected to be variable and tied directly to the costs of the consultants we are hiring to fulfill the client contracts. As our business increases, our capital needs will increase because of the need to pay our consultants bi-weekly when we may not be paid by our clients until later.

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

Subsequent Event:

On December 21, 2003 the Company signed a definitive agreement to acquire TechnoConcepts, Inc., a Nevada corporation in a share for share exchange. The agreement provides for the acquisition of all of the outstanding shares of TechnoConcepts, Inc. in exchange for the issuance by the Company of an aggregate of 6,000,000 shares of common stock and additional shares of convertible preferred stock. The closing is subject to shareholder approval and the satisfaction of certain conditions.


Significant Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts recovery of intangible assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2003.

         Forward looking statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to expand our customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth on pages F-1 through F-10 hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of Technology Consulting Partners are as follows:

            NAME                    AGE     POSITIONS AND OFFICES HELD
            ----                    ---     --------------------------

Frederick R. ("Rick") Clark, Jr.    34      President and Director

James H. Watson, Jr. (1)            40      Outside Director

-------------
(1) Mr. Watson resigned as a director on October 15, 2003

     There is no family relationship between any Director or Executive Officer of Technology Consulting Partners.

     We presently have no committees.

     Set forth below are the names of all Directors and Executive Officers of Technology Consulting Partners, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     RICK CLARK - PRESIDENT AND DIRECTOR. Mr. Clark has served as the President and a Director since September 2001 when Technology Consulting Partners was founded. From April 1997 until July 2001, he served as Vice President of Recruiting, Marketing, Information Technology and Secretary of DataTrend Information Systems, Inc., a national consulting company based in Denver. With his prior experience in the IT consulting field and as a technical recruiter, he was able to make key contributions that helped DataTrend grow to 165 employees and an annualized revenue of $24 million in four and one-half years. He was in large part responsible for establishing the core principles under which DataTrend operated and creating the corporate culture that allowed DataTrend to have a retention rate for employees of over 95% in the first three and one-half years. From 1995 to 1997, he was a Founder and President of Hemisphere Online LLC a private company that provided ISP and Internet Consulting Services in Denver, Boulder and Colorado Springs. Mr. Clark graduated with Honors from the University of Florida in 1991 with a Bachelor of Science Degree in Microbiology.

     JAMES H. WATSON, JR. - DIRECTOR. Mr. Watson served as a Director from September 2001 until October 15, 2003, when he resigned. He has served as President since December 2000 and as Chief Executive Officer and Chairman of the Board of Directors of 1st Net Technologies, Inc. since June 30, 1999. He has been a member of the 1st Net Board since 1997. Mr. Watson currently devotes 30-40% of his time to 1st Net's business. 1st Net's business is currently inactive and it is looking for a merger or acquisition candidate. Mr. Watson is Founder and General Managing Member of Entrepreneur Investments, LLC ("EI"), a private financial consulting firm that specialized in the unique needs of development stage companies. From 1996 through 2000, EI worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 to 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson serves on the Board of Directors of Nicklebys.com, an Internet art auction company. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a Bachelor of Science Degree in Political Science.

     Our directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The officers of Technology Consulting Partners are elected by the board of directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     We presently have no audit, compensation or nominating committee.

     The date of our next annual meeting will be determined by our board of directors in accordance with Colorado law.

         (c) Compliance with Section 16(a) of the Exchange Act.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish to the Company with copies of all Section 16(a) reports they file.

                  Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended September 30, 2003, 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.



ITEM 10. EXECUTIVE COMPENSATION


     The following tables set forth information regarding executive compensation for the our President and Chief Executive Officer. No other executive officer received any compensation for the period from October 1, 2001 through September 30, 2003.

                           SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                          --------------------------
                               ANNUAL COMPENSATION            AWARDS         PAYOUTS
                             -------------------------    -----------------  -------
                                                                    SECURI-
                                                                     TIES
                                                          RE-       UNDERLY-
                                                 OTHER    STRICT-   ING                ALL
                                                 ANNUAL   ED        OPTIONS           OTHER
NAME AND PRINCIPAL                               COMPEN-  STOCK     /SARs    LTIP     COMPEN-
     POSITION          YEAR  SALARY    BONUS     SATION   AWARD(S)  (NUMBER) PAYOUTS  SATION
-------------------    ----  ------    -----     ------   --------  -------- -------  ------

Frederick R. Clark,    2002  $36,750*  $  0                                           $398,645(**)
 Jr, President and     2003  $36,750*  $  0
 Chief Executive
 Officer
----------------------

*  Our President is paid an annual salary of $39,000.

** During October 2001 Mr. Clark was issued 4,000,000 restricted shares of our common stock in exchange for services rendered and for $1,355 of out of pocket expenses.  See "Transactions with
   Management and Others" below.

               OPTION/SAR GRANTS IN YEAR ENDED SEPTEMBER 30, 2003

                                PERCENT OF
                              TOTAL OPTIONS/
                  OPTIONS/     SARs GRANTED       EXERCISE
                    SARs       TO EMPLOYEES       OR BASE      EXPIRATION
    NAME          (NUMBER)      IN PERIOD       PRICE ($/SH)      DATE
    ----          --------    --------------    ------------   ----------
Frederick R. Clark,
  Jr.               -0-           -0-             $-0-


               AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED
     SEPTEMBER 30, 2003, AND OPTION/SAR VALUES AS OF SEPTEMBER 30, 2003

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT 9/30/02   SARs AT 9/30/02
                   EXERCISE     VALUE       EXERCISABLE/      EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
    ----           --------    --------    --------------    ---------------
Frederick R. Clark,
 Jr.                 -0-         -0-              -0-               -0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2003, the number and percentage of shares of our common stock owned by any person we know to be the owner of 5% or more of our common stock, all Directors and Executive Officers individually, and all Directors and Executive Officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                AMOUNT OF
NAME AND ADDRESS OF             BENEFICIAL     PERCENT
BENEFICIAL OWNER                OWNERSHIP      OF CLASS
- -------------------           ----------     --------

Frederick R. Clark, Jr.         4,000,000        76.8%
9282 South Foxfire Lane
Highlands Ranch, CO 80129

James H. Watson, Jr. (1)                0           0
1869 W. Littleton Blvd.
Littleton, CO  80120

All Directors and               4,000,000        76.8%
Executive Officers as
a Group (2 persons)

-----------
(1)  Mr. Watson resigned as a director on October 15, 2003

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of Technology Consulting Partners.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During October 2001, Rick Clark was issued a total of 4,000,000 restricted shares of the Company's common stock for services related to organizing the Company, preparing and researching a business plan and preparing a web site, and for $1,355 of out of pocket expenses incurred by Rick Clark in connection with the foregoing services. When the shares were issued, the Company's common stock had no reliable market value, and the value of the transaction could not be objectively measured since the services were rendered by a related party. Therefore, the Company valued the shares at $.10 per share based on the price of the private placement which the Company sold commencing on October 25, 2001.

     James H. Watson, Jr., who resigned as a director on October 15, 2003, is the managing member of Entrepreneur Investments, LLC, a consulting firm which performed consulting services for development stage companies from 1996 through 2000. There is no affiliation between the Company and Entrepreneur Investments, LLC other than the fact that Mr. Watson is a control person of each entity. There have been no transactions between the Company and Entrepreneur Investments, and there will be no future transactions between these two entities.

     Mr. Watson was personally involved in the formation of the Company and therefore he may be deemed to be a promoter of the Company.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)  Exhibits:

  Exhibit
  Number             Description
  -------            -----------

   3 Restated Articles of Incorporation and Bylaws (incorporated herein by Reference to Exhibit 3 of the Registrant's Registration Statement on Form SB-2, SEC File Number 333-90682)

  21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 of the Registrant's Registration Statement on Form SB-2, SEC File Number 333-90682)

  31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

  32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(2)  Financial Statements filed herein

         Report of Independent Auditors                                    F-2

         Financial Statements

            Balance Sheet at September 30, 2003                            F-3

            Statements of Operations for the years ended September
            30, 2003 and 2002 and for the period from October 1, 2001
            (inception) through September 30, 2003                         F-4

            Statements of Changes in Shareholders' Equity for the
            period from October 1, 2001 (inception) through
            September 30, 2003                                             F-5

            Statements of Cash Flows for the years ended September
            30, 2003 and 2002 and for the period from October 1, 2001
            (inception) through September 30, 2003                         F-6

            Notes to Financial Statements                                  F-7


(3)  Reports on Form 8-K

         No reports were filed during the quarter ended September 30, 2003.


ITEM 14.  CONTROLS AND PROCEDURES

         We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 ("Exchange Act") and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of September 30, 2003 (the "Evaluation Date"), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

         Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Technology Consulting Partners, Inc.
                                            (Registrant)

                                    By:/s/ Frederick R. Clark, Jr.
                                       ---------------------------
                                       Frederick R. Clark, Jr., President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                        DATE

/s/ Frederick R. Clark, Jr.       President and Chief Executive  January 8, 2004
--------------------------        Officer, Treasurer
Frederick R. Clark, Jr.           (Principal Executive and
                                  Financial Officer)
                                  and Director

                     TECHNOLOGY CONSULTING PARTNERS, INC.
                         (A Development Stage Company)
                         Index to Financial Statements


                                                                       Page
                                                                     ---------

Report of Independent Auditors.......................................   F-2

Balance Sheet at September 30, 2003..................................   F-3

Statement of Operations for the years ended September 30, 2003 and 2002 and for the period from October 1, 2001 (inception)
     through September 30, 2003......................................   F-4

Statement of Changes in Shareholders' Equity for the period from
     October 1, 2001 (inception) through September 30, 2003..........   F-5

Statement of Cash Flows for the years ended September 30, 2003 and 2002 and for the period from October 1, 2001 (inception)
     through September 30, 2003......................................   F-6

Notes to Financial Statements........................................   F-7

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Technology Consulting Partners, Inc.:


We have audited the accompanying balance sheet of Technology Consulting Partners, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and the period from October 1, 2001 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Consulting Partners, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and the period from October 1, 2001 (inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
December 8, 2003, except January 7, 2004 as to Note 5

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                               September 30, 2003


                                     Assets

Cash ..............................................................   $  12,994
Equipment, net of accumulated depreciation of $125 ................         197
                                                                      ---------
                                                                      $  13,191
                                                                      =========


                     Liabilities and Shareholders' Equity
Accounts payable ..................................................   $      75
Accrued liabilities ...............................................       1,200
                                                                      ---------
                  Total liabilities ...............................       1,275
                                                                      ---------

Shareholders' equity (Notes 2 and 3):
    Preferred stock, no par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding ..........................          --
    Common stock, no par value; 50,000,000 shares authorized,
       5,207,500 shares issued and outstanding ....................     515,750
    Additional paid-in capital ....................................       2,400
    Deficit accumulated during development stage ..................    (506,234)
                                                                      ---------
                  Total shareholders' equity ......................      11,916
                                                                    -----------
                                                                   $     13,191
                                                                    ===========





                 See accompanying notes to financial statements

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                                              October 1,
                                                                                  2001
                                                                              (Inception)
                                                     For the Years Ended        Through
                                                        September 30,        September 30,
                                                 ------------------------    -------------
                                                     2003          2002          2003
                                                 ----------    ----------     ----------
Service revenue .............................    $      720    $    22,752    $    23,472

Operating expenses:
    Stock-based compensation (Note 2):
       Employee services ....................            --        400,000        400,000
    Salaries and payroll taxes ..............        24,584         59,337         83,921
    Contributed rent (Note 2) ...............         1,200          1,200          2,400
    Professional fees .......................        13,075         13,265         26,340
    Depreciation ............................           107             18            125
    Interest (income) .......................          (135)          (460)          (595)
    Other general and administrative expenses         8,321          9,194         17,515
                                                 ----------    -----------    -----------
                    Loss before income taxes        (46,432)      (459,802)      (506,234)

    Income tax provision (Note 4) ...........            --             --             --

                    Net loss ................    $  (46,432)   $  (459,802)   $  (506,234)
                                                 ==========    ===========    ===========

Basic and diluted loss per share ............    $    (0.01)   $     (0.09)
                                                 ==========    ===========
Weighted average number of common
    shares outstanding ......................     5,207,500      5,021,731
                                                ===========   ===========



                 See accompanying notes to financial statements


                      TECHNOLOGY CONSULTING PARTNERS, INC.
                         (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                              Deficit
                                                                            Accumulated
                                                               Additional     During
                      Preferred Stock       Common Stock        Paid-In     Development
                      Shares   Amount    Shares      Amount     Capital        Stage        Total
                      ------   ------   ---------   --------   ----------   -----------   ---------
Balance at October
1, 2001 (inception) ..   --    $  --          --    $    --    $      --    $       --    $      --

October 2001, common
stock issued to
officer in exchange
for services ($.10/
share) (Note 2) ......   --       --    4,000,000    400,000          --            --      400,000

November 2001, sale of
common stock pursuant
to a private placement
offering, net of
offering costs of
$5,000 ($.10/share)
(Note 3) .............   --       --    1,207,500    115,750          --            --      115,750

Rent contributed by an
officer (Note 2) .....   --       --          --         --         1,200           --        1,200

Net loss .............   --       --          --         --           --       (459,802)   (459,802)
                      -----     ----    ---------  ---------    ---------     ---------   ---------
Balance at September
30, 2002 .............   --       --    5,207,500    515,750        1,200      (459,802)     57,148

Rent contributed by
an officer (Note 2) ..   --       --          --          --        1,200           --        1,200
Net loss .............   --       --          --          --          --        (46,432)    (46,432)
                      -----     ----    ---------   ---------   ---------     ---------    ---------

Balance at September
30, 2003 .............   --       --    5,207,500   $ 515,750   $   2,400     $(506,234)   $ 11,916
                      =====    =====    =========   =========   =========     =========    ========

                 See accompanying notes to financial statements

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                                                                 October 1,
                                                                                    2001
                                                                                 (Inception)
                                                          For the Years Ended      Through
                                                             September 30,       September 30,
                                                      -----------------------    -------------
                                                         2003         2002           2003
                                                      ---------    ---------      ---------
Cash flows from operating activities:
  Net loss ........................................   $ (46,432)   $(459,802)     $(506,234)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
       Depreciation ...............................         107           18            125
       Common stock issued in exchange for
          services (Note 2) .......................          --      400,000        400,000
       Rent contributed by an officer (Note 2) ....       1,200        1,200          2,400
       Changes in operating assets and liabilities:
           Accounts receivable ....................       9,346       (9,346)            --
           Accounts payable and accrued liabilities      (2,683)       3,958          1,275
                                                      ---------    ---------      ---------
                 Net cash (used in)
                      operating activities ........     (38,462)     (63,972)      (102,434)
                                                      ---------    ---------      ---------
Cash flows from financing activities:
  Equipment purchase ..............................          --         (322)          (322)
                                                      ---------    ---------      ---------
                 Net cash provided by
                      financing activities ........          --         (322)          (322)
                                                      ---------    ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of common stock ..............          --      120,750        120,750
  Payments for offering costs .....................          --       (5,000)        (5,000)
                                                      ---------    ---------      ---------
                  Net cash provided by
                      financing activities ........          --      115,750        115,750
                                                      ---------    ---------      ---------

                      Net change in cash ..........     (38,462)      51,456         12,994

Cash, beginning of period .........................      51,456           --             --
                                                      ---------    ---------      ---------
Cash, end of period ...............................   $  12,994    $  51,456      $  12,994
                                                      =========    =========      =========

Supplemental disclosure of cash flow information:
  Income taxes ....................................   $      --    $      --      $      --
                                                      =========    =========      =========
  Interest ........................................   $      --    $      --      $      --
                                                      ==========   ==========     =========

                 See accompanying notes to financial statements

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1)      NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION

Technology Consulting Partners, Inc. (the "Company") was incorporated on September 18, 2001. The Company had no activity from September 18, 2001 through September 30, 2001.

The Company intends to contract experienced Information Technology ("IT") professionals and enter into agreements with clients whereby the Company would provide IT services and expertise through the outsourcing of these professionals.

Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon strategic alliances. The Company's future success will be dependent upon its ability to create and provide effective and competitive consulting services and the Company's ability to develop and provide new services that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

DEVELOPMENT STAGE COMPANY

The Company is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2003.

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1) NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE AND COST RECOGNITION

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred.

OFFERING COSTS

The Company incurred legal fees related to the preparation of its private placement memorandum. Such costs were initially deferred until the offering was completed, at which time they were recorded as a reduction of gross proceeds from the offering.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. At September 30, 2003, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

YEAR-END

The Company's fiscal year-end is September 30.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(2)      RELATED PARTY TRANSACTIONS

An officer provided free office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.

During October 2001, the Company issued 4,000,000 shares of it's no par value restricted common stock to an officer of the Company in exchange for business planning and organization services. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The Company valued the shares at $.10 per share based on contemporaneous stock issuances to unrelated third parties. Stock-based compensation expense of $400,000 was recognized in the accompanying financial statements for the year ended September 30, 2002.

(3)      SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at September 30, 2003.

PRIVATE PLACEMENT OFFERING

Commencing in November 2001, the Company conducted a private placement offering whereby it sold 1,207,500 shares of its no par value common stock for $.10 per share pursuant to an exemption from registration claimed under sections 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated thereunder. The shares were sold through the Company's officers and directors. The Company received net proceeds of $115,750 after deducting offering costs of $5,000. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(4)      INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows for the years ended September 30, 2003 and 2002:

                                                       September 30,
                                                 ------------------------
                                                  2003             2002
                                                -------           ------
U.S. Federal statutory graduated rate            15.00%           34.00%
State income tax rate,
  net of federal benefit                          3.94%            3.06%.
Permanent differences                            -0.49%           -0.20%
Net operating loss for which no tax
  benefit is currently available                -18.45%          -36.86%
                                                ------           -------
                                                  0.00%            0.00%
                                                =======          =======

At September 30, 2003, deferred tax assets consisted of a net tax asset of $178,059, due to operating loss carryforwards of $502,634, which was fully allowed for, in the valuation allowance of $178,059. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended September 30, 2003 and 2002 totaled $8,565 and $169,494, respectively. The current tax benefit also totaled $8,565 and $169,494 for the years ended September 30, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5)      SUBSEQUENT EVENTS

On December 21, 2003 the Company signed a definitive agreement to acquire TechnoConcepts, Inc., a Nevada corporation in a share for share exchange. The agreement provides for the acquisition of all of the outstanding shares of TechnoConcepts, Inc. in exchange for the issuance by the Company of an aggregate of 6,000,000 shares of common stock and additional shares of convertible preferred stock. The closing is subject to shareholder approval and the satisfaction of certain conditions.

In December 2003 the Board of Directors of the Company authorized a seven for one stock dividend payable to shareholders of record on December 17, 2003.