Form 10QSB
period 2003-12-31
TECHNOLOGY CONSULTING PARTNERS INC
filed 2004-02-27
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003


                        Commission File Number 333-90682

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                84-1605055
   -------------------------------             ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                identification No.)

            9282 South Fox Fire Lane, Highlands Ranch, Colorado 80129
                    (Address of principal executive offices)

                                 (303) 893-2300
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
    [ X ] Yes     [ ] No

As of December 31, 2003, the Registrant had 41,660,000 shares of common stock, no par value, outstanding. Transitional Small Business Disclosure format:
       Yes [ ] No [ X ]

                                      INDEX

Part I: Financial Information                                         Page No.

  Item 1.  Financial Statements

   Condensed balance sheet, December 31, 2003 (unaudited) ...........     3

   Condensed statement of operations, three months ended
   December 31, 2003 (unaudited), and October 1,
   2001 (inception) through December 31, 2003 (unaudited) ...........     4

   Condensed statements of cash flows, three months ended
   December 31, 2003 (unaudited), and October 1, 2001
   (inception) through December 31, 2003 (unaudited) ................     5

   Notes to condensed financial statement (unaudited) ...............     6

  Item 2. Management's Discussion and Analysis or
            Plan of Operations ......................................     7

  Item 3. Controls and Procedures ...................................     7

Part II.  Other Information

  Item 1. Legal Proceedings .........................................     8

  Item 2. Changes in Securities .....................................     8

  Item 3. Defaults Upon Senior Securities ...........................     8

  Item 4. Submission of Matters to a Vote of Security Holders .......     8

  Item 5. Other Information ..............................                8

  Item 6. Exhibits and Reports on Form 8-K ......................         8

Signatures ......................................................         9

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                         (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)
                                December 31, 2003
                                     Assets
Current Assets:
  Cash                                                                $     850
                                                                      ---------
     Total current assets                                                   850

Equipment, net of accumulated depreciation of $152                          170
                                                                      ---------
                                                                      $   1,020
                                                                      =========

                       Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities                            $       0
                                                                      ---------
     Total current liabilities                                                0
                                                                      =========
Shareholders' equity:
  Preferred stock                                                          --
  Common stock                                                          515,750
  Additional paid-in capital                                              2,700
  Deficit accumulated during development stage                         (517,430)
                                                                      ---------
     Total shareholders' equity                                           1,020
                                                                      ---------
                                                                      $   1,020
                                                                      =========

            See accompanying notes to condensed financial statements.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 October 1,
                                                                     2001
                                           Three Months          (Inception)
                                               Ended               Through
                                             December 31,        December 31,
                                                2003                 2003
                                             ---------           -----------

Service revenue .........                    $       -           $    23,472

Costs and expenses:
 Stock-based
 compensation:
  Employee services .....                            -               400,000
 Salaries and payroll
  taxes .................                            -                88,421
 Contributed rent
  (Note 2) ..............                          300                 2,400
 Professional fees ......                       10,225                36,565
 Depreciation ...........                           27                   152
 Interest income ........                           (2)                 (597)
 Other general and
  administrative expenses..                        646                16,670
                                              --------            ----------
     Total costs and
     expenses ...........                       11,196               540,902
                                              --------            ----------
     Loss before income
     taxes ..............                      (11,196)             (517,430)

Income tax provision
(Note 3) ................                            -                     -
                                              --------             ---------
     Net loss                               $  (11,196)            $(517,430)
                                              ========             =========
Basic and diluted
loss per share ..........                   $    (0.00)            $   (0.09)
                                             =========             =========
Weighted average
common shares
outstanding .............                    5,207,500             5,021,731
                                             =========             =========


            See accompanying notes to condensed financial statements.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     October 1,
                                                                       2001
                                                 Three Months        (Inception)
                                                    Ended              Through
                                                   Dec 31,              Dec 31,
                                                    2003                 2003
                                                   ---------          ----------
Net cash (used in) operating
activities ....................                    $ (11,196)        $ (517,430)

Adjustments to reconcile net
Loss to net cash used by
Operating activity:
   Depreciation..........                                 27                152
    Rent contributed by officer.......                   300               2700
    Changes in Operating assets
     And Liabilities:
          Accounts payable and accrued
                      Liabilities                      (1275)                 -
     Common Stock issued for  services                     -            400,000
                                                   ---------          ---------
     Net cash provided by
     Operation                                       (12,144)          (114,578)
                                                   ---------          ---------

Cash flows from investing activities:
 Purchases of equipment .......                            -               (322)
                                                   ---------          ---------
     Net cash (used in)
     investing activities .....                            -               (322)
                                                   ---------          ---------
Cash flows from financing activities:
 Proceeds from sale of
 common stock .................                            -            120,750
 Payments for offering costs ..                            -             (5,000)
                                                   ---------          ---------
     Net cash provided by
     financing activities                                  -            115,750
                                                   ---------          ---------
     Net change in cash                              (12,144)               850

Cash, beginning of period .....                       12,994                   -
                                                   ---------          ---------
Cash, end of period                                $     850          $     850
                                                   =========          =========

Supplemental disclosure of cash flow information:
 Income taxes .................                    $       -           $      -
                                                   =========          =========
 Interest .....................                    $       -           $      -
                                                   =========          =========

            See accompanying notes to condensed financial statements.

                      TECHNOLOGY CONSULTING PARTNERS, INC.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements
                                December 31, 2003

Note A: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements dated September 30, 2003 included in the Company's Annual Report on Form 10-KSB, and should be read in conjunction with the notes thereto.

In the opinion of
management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company issued a seven (7) for one (1) dividend on December 17, 2003 - issuing an aggregate of 36,452,500 new shares - for a total of 41,660,000 shares outstanding as of December 31, 2003.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2003, the Company has devoted substantially all of its efforts to completion of the Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc., and Technoconcepts, Inc., entered into on December 15, 2003.

Financial data presented herein are unaudited.


Note B: Related party transactions

An officer provided free office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent with a corresponding credit to additional paid-in capital.


Note C: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended December 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     During the three months ended December 31, 2003, we incurred approximately $12,144 of expenses, of which $0 was salaries and payroll taxes.

     As of December 31, 2003, we had $0 in cash on hand and we had payables of $4,984.

     On December 15, 2003, the Company entered into an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc., and Technoconcepts, Inc. and the stockholders of TechnoConcepts TechnoConcepts, Inc., a Nevada corporation pursuant to which the Registrant acquired all of the outstanding shares of TechnoConcepts capital stock in exchange for a controlling interest in the Registrant. Refer to Form 8-K filing, dated February 18, 2004 for details. The Company has ceased its business operations in preparation for completing the aforementioned Merger.

     TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter; a ten-channel optical receiver capable of one gigabit per second operation; a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, Technoconcepts has developed a technology which it has named True Software Radio ("TSR"). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing, allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM. TechnoConcepts business will become the business of the Company.


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

                                   TECHNOLOGY CONSULTING PARTNERS, INC.



Date:  February 27, 2004         By: /s/ Antonio E. Turgeon
                                     ----------------------
                                     Antonio E. Turgeon
                                     Chief Executive and Financial
                                     Officer