Form 10QSB
period 2004-03-31
TECHNOLOGY CONSULTING PARTNERS INC
filed 2004-05-24
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


                        Commission File Number 333-90682

                                TechnoConcepts, Inc.
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


            2060D Avenida De Los Arboles, Thousand Oaks, Ca. 91362
                    (Address of principal executive offices)

                                 (818) 707-0265
               (Registrant's telephone number including area code)


                      Technology Consulting Partners, Inc.
           9282 South Fox Fire Lane, Highlands Ranch, Colorado 80129
                                 (303) 893-2300)
         -------------------------------------------------------------
         Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
    [] Yes     [X] No

As of March 31, 2004, the Registrant had 20,942,947 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
       Yes [ ] No [ X ]

                                      INDEX

Part I: Financial Information                                         Page No.

  Item 1.  Financial Statements

   Condensed balance sheet, March 31, 2004   (unaudited) ...........     3

   Condensed statement of operations, six months ended
   March 31, 2004 and October 1, 2001 (inception)
   through March 31, 2004 (unaudited)   ............................     4

   Condensed statements of cash flows, six months ended
   March 31, 2004, and  October 1, 2001 (inception)
   through March  31, 2004 (unaudited) .............................     5

   Notes to condensed financial statements (unaudited) .............     6

  Item 2. Management's Discussion and Analysis or
            Plan of Operations ......................................     7

  Item 3. Controls and Procedures ...................................     7

Part II.  Other Information

  Item 1. Legal Proceedings .........................................     8

  Item 2. Changes in Securities .....................................     8

  Item 3. Defaults Upon Senior Securities ...........................     8

  Item 4. Submission of Matters to a Vote of Security Holders .......     8

  Item 5. Other Information ..............................                8

  Item 6. Exhibits and Reports on Form 8-K ......................         8

Signatures ......................................................         9

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

                              TechnoConcepts, Inc.
                (formerly Technology Consulting Partners, Inc.)
                         (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2004

           ASSETS
 Current Assets
    Cash                                                        $     386,702
    Accounts receivable, net                                               -
    Notes receivable                                                   10,000
                                                                -------------

           Total Current Assets                                       396,702
                                                                -------------
 Property and equipment, net of accumulated
    depreciation of $ 173                                               6,754
                                                                -------------
 Other Assets
    Intellectual Property and Patents                               8,004,008

           Total Other Assets                                       8,004,008
                                                                -------------

           Total Assets                                         $   8,407,464
                                                                =============

           LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities
           Loans payable                                              499,985
                                                                -------------
           Total Current Liabilities                                  499,985

           Total Liabilities                                          499,985
                                                                -------------
 Commitments

 Stockholder's Equity
    Preferred stock, $.001 par value,
       5,00,000 shares authorized, 32,000 issued
        and  outstanding                                                   32
    Common stock, $.01 par value, 50,000,000
        shares authorized, 20,924,949 shares issued
        and  outstanding                                               20,925
     Additional Paid In Capital                                    10,001,229
    Accumulated Equity (Deficit)                                   (2,114,707)
                                                                -------------
           Total Stockholders' Equity                               7,907,479
                                                                -------------
           Total Liabilities and Stockholders' Equity           $   8,407,464
                                                                =============

See accompanying notes to these financial statements

                              TechnoConcepts, Inc.
                (formerly Technology Consulting Partners, Inc.)
                         (A Development Stage Company)
                             Statement of Operations
                  For The Year Six Months Ended March 31, 2004
                                   (Unaudited)


                                                                October 1, 2001
                                           For the Six Months     (Inception)
                                                Ended               Through
                                             March 31, 2004      March 31, 2004
                                             --------------     ---------------
Revenues:
    Earned Revenue                           $            -     $        23,472
                                             --------------     ---------------

            Total Revenues                                0              23,472

Operating Expenses:
   General & administrative                       1,423,195           1,964,542
   Depreciation and amortization                        173                 325
                                             --------------     ---------------

            Total Operating Expenses              1,423,368           1,964,867
                                             --------------     ---------------

            Operating loss                       (1,423,368)         (1,941,395)

Other income and (expense):
    Interest income                                       1                 598
    Interest expense                                      0                   0
                                             --------------     ---------------

            Total Other Income and (Expense)              1                 598
                                             --------------     ---------------

Net Loss                                     $   (1,423,367)    $    (1,940,797)
                                             ==============     ===============

Basic and Diluted loss per share                     ($0.09)             ($0.12)
Weighted average shares outstanding              16,282,375          16,282,375






See accompanying notes to these financial statements


                              TechnoConcepts, Inc.
                (formerly Technology Consulting Partners, Inc.)
                         (A Development Stage Company)
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                         Six Months Ended March 31, 2004

                                                                                  Additional
                                  Preferred Stock            Common Stock           Paid in     Accumulated
                                  Shares    Amount       Shares        Amount      Capital       Deficit       Totals
                                  ------    ------    ----------    ---------    -----------    ----------- -----------


Balances, December 31, 2003            0    $    0    41,660,000    $ 515,750         $2,700     ($517,430)       1,020

Shares issued for:
    Cash                                                              760,919           $761      $333,322      334,083
    Services                                                        4,522,030         $4,522    $1,164,907    1,169,429
    Acquisition                   32,000        32     7,930,320    $   7,930     $7,992,262     ($173,910)   7,826,282
    Retirement of shares                             (33,930,320)   ($508,038)      $508,038                          0
Net Loss                                                                                       ($1,423,367) ($1,423,367)
                                  ------    ------    ----------    ---------    -----------    ----------- -----------
Balances, March 31, 2004          32,000    $   32    20,942,949    $  20,925    $10,001,229   ($2,114,707) $ 7,907,447
                                  ======    ======    ==========    =========    ===========   ===========  ===========





See accompanying notes to these financial statements


                              TechnoConcepts, Inc.
               (formerly Technology Consulting Partners, Inc.)
                          (A Development Stage Company)
                             Statement Of Cash Flows
                                   (Unaudited)
                     For The Six Months Ended March 31, 2004


                                                                            October 1, 2001
                                                     For the Six Months       (Inception)
                                                           Ended                Through
                                                       March 31, 2004        March 31, 2004
                                                      ---------------        --------------

Cash Flows From Operating Activities
Net loss                                              $    (1,423,367)       $ (1,940,797)

Adjustments to reconcile net loss from
 continuing operations to net cash
 used in operating activities
   Depreciation and amortization                                  173                  325
   Stock issued for services                                1,166,073            1,566,073
Rent contributed by officer                                                          2,700
      Net cash used in operating activities                  (257,121)            (371,699)

Cash Flows From Investing Activities

  Purchase of equipment                                        (6,927)              (7,249)
                                                      ---------------        -------------
      Net cash used in investing activities                    (6,927)              (7,249)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of expenses                                115,750
Loan to board member                                          (10,000)             (10,000)
Proceeds from loans payable                                   499,985              659,900
                                                      ---------------        -------------
      Net cash provided by financing activities               489,985              765,650

Net Increase (Decrease) In Cash And Cash Equivalents          225,937              386,702
Cash and Cash Equivalents, beginning of period                160,765                    0
                                                      ---------------        -------------

Cash and Cash equivalents, end of  period             $       386,702        $     386,702
                                                      ===============        =============
Supplemental Disclosure of Cash Flow Information


See accompanying notes to these financial statements

                              TechnoConcepts, Inc.
                 (formerly Technology Consulting Partners, Inc.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     On December 15, 2003, the Company entered into an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc., and Technoconcepts, Inc. and the stockholders of TechnoConcepts Inc., a Nevada corporation, pursuant to which the Registrant acquired all of the outstanding shares of TechnoConcepts capital stock in exchange for a controlling interest in the Registrant. The transaction was completed on February 17, 2004 as reported in the Current Report on Form 8-K, dated February 18, 2004, and incorporated herein by reference.

On April 15, 2004, registrant amended its Articles of Incorporation to change its name to TechnoConcepts, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been private sales of common stock and debt instruments. As of March 31, 2004, we had negative working capital of $103,283.

During the 6 months ended March 31, 2004, we issued 760,917 shares of common stock for $333,655.

We issued 4,522,030 shares for services rendered. Of these, 879,000 shares (valued at $351,600) were issued to one of our officers and director; and 3,643,030 shares (valued at $814,473) were issued for consulting services to non-employees.


While we are a developmental stage corporation we believe that our cash flows generated from operations may not be sufficient to fund operations. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

RESULTS OF OPERATIONS - PERIOD ENDED MARCH 31, 2004

We incurred General and Administrative expenses of $1,423,195 as a result of overhead expenses including investor relations, investment banking fees, consulting costs and professional fees.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our President we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based upon his evaluation, he has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

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



                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2004, we issued 4,522,030 shares for services rendered. Of these, 879,000 shares (valued at $351,600) were issued to one of our officers and director; and 3,643,030 shares (valued at $814,473) were issued for consulting services to non-employees.

During the same period an additional 760,917 shares of common stock were sold for cash of $333,655 to approximately forty persons, all sold under Section 504 of Regulation D under the Securities Act of 1933, as amended. The exemption from registration afforded by Section 3(b) and/or Section 4(2) under the Act is claimed with respect to all of the aforementioned transactions.

There were no underwriting discounts or commissions paid with respect to the cash sales.


ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.


ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

        31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

    Current Report on Form 8-K filed February 18, 2004 to report under Item 1, Change in Control of Registrant, the closing of a reverse acquisition of registrant pursuant to which registrant acquired all of the outstanding shares of TechnoConcepts, Inc., a Nevada corporation, capital stock in exchange for a controlling interest in registrant.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECHNOCONCEPTS, INC.
                             (formerly Technology Consulting Partners, Inc.)



Date:  May 24, 2004         By: /s/ Antonio E. Turgeon
                                ----------------------
                                    Antonio E. Turgeon
                                    Chief Executive and Financial
                                    Officer