Form 10QSB
period 2004-06-30
TECHNOCONCEPTS, INC.
filed 2004-08-23
CIK 1165758

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

    [] Yes     [X] No

As of June 30, 2004, the Registrant had 20,950,449 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure format:

       Yes [ ] No [ X ]

                                      INDEX

Part I: Financial Information                                         Page No.

  Item 1.  Financial Statements

   Condensed balance sheet, June 30, 2004   (unaudited) ...........     3

   Condensed statement of operations, nine months ended

   June 30, 2004 and October 1, 2001 (inception)

   through June 30, 2004 (unaudited)   ............................     4

   Condensed statement of changes in stockholders’ equity,

   nine  months ended June 30, 2004 (unaudited) ..................      5

   Condensed statements of cash flows, nine months ended

   June 30, 2004, and  October 1, 2001 (inception)

   through June 30, 2004 (unaudited) .............................      6

   Notes to condensed financial statements (unaudited) ............     7

  Item 2. Management's Discussion and Analysis or

            Plan of Operations .....................................    8

  Item 3. Controls and Procedures ..................................    9

Part II.  Other Information

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.
(formerly Technology Consulting Partners, Inc.)
Condensed Balance Sheet
(Unaudited)
June 30, 2004

ASSETS
Current Assets
Cash	$ 386,707
Accounts receivable, net	-
Note receivable	10,000

Total Current Assets	396,707

Property and equipment, net of accumulated
depreciation of $ 2,845	16,116

Other Assets
Intellectual Property and Patents	8,004,008

Total Other Assets	8,004,008

Total Assets	$ 8,416,831

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	4,170
Total Current Liabilities	4,170

Convertible debentures payable	904,985

Total Liabilities	909,155

Commitments

Stockholder's Equity
Preferred stock, $.001 par value,
5,00,000 shares authorized, 32,000 issued
and outstanding	32
Common stock, $.001 par value, 50,000,000
shares authorized, 20,950,449 shares issued
and outstanding	20,950
Additional Paid In Capital	10,008,704
Accumulated Equity (Deficit)	(2,522,010)

Total Stockholders' Equity	7,507,676

Total Liabilities and Stockholders' Equity	$ 8,416,831

See accompanying notes to these financial statements.

TechnoConcepts, Inc.
(formerly Technology Consulting Partners, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the	October 1, 2001
	Nine Months	(Inception)
	Ended	Through
	June 30, 2004	June 30, 2004

Revenues:
Earned Revenue	$ -	$ 23,472

Total Revenues	0	23,472

Operating Expenses:
General & administrative	1,827,831	2,369,178
Depreciation and amortization	2,845	2,997

Total Operating Expenses	1,830,676	2,372,175

Operating loss	(1,830,676)	(2,348,703)

Other income and (expense):
Interest income	5	601
Interest expense	0	0

Total Other Income and (Expense)	5	601

Net Loss	$ (1,830,671)	$ (2,348,102)

Basic and Diluted loss per share	($0.09)	($0.11)
Weighted average shares outstanding	20,950,449	20,950,449

See accompanying summary of accounting policies and notes to financial statements.

TechnoConcepts, Inc.
(formerly Technology Consulting Partners, Inc.)
( A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
(Unaudited)
Nine Months Ended June 30, 2004

Preferred Stock	Common Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balances, December 31, 2003	0	$0	41,660,000	$515,750	$2,700	($517,430)

Shares issued for:
Cash			760,919	$761	$333,322
Services			4,522,030	$4,522	$1,164,907
Acquisition	32,000	$32	7,930,320	$7,930	$7,992,262
Retirement of shares			(33,930,320)	($508,020)	$508,020	($173,909)
Net Loss						($1,423,367)

Balances, March 31, 2004	32,000	$32	20,942,949	$20,943	$10,001,211	($2,114,706)

Shares issued for:
Services			7,500	$7	$7,493	($407,304)
Net Loss

Balances, June 30, 2004	32,000	$32	20,950,449	$20,950	$10,008,704	($2,522,010)

See accompanying notes to these financial statements.

Statement Of Cash Flow
(Unaudited)
For The Nine Months Ended June 30, 2004

	For the	October 1, 2001
	Nine Months	(Inception)
	Ended	Through
	June 30, 2004	June 30, 2004

Cash Flows From Operating Activities
Net loss	$ (1,830,671)	(2,348,102)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities

Depreciation and amortization	2,845	2,997
Stock issued for services	1,173,573	1,573,573
Increase in Accounts Payable	4,171	4,171
Rent contributed by officer		2,700
Net cash used in operating activities	(650,082)	(764,661)

Cash Flows From Investing Activities

Purchase of equipment	(18,961)	(19,282)
Net cash used in investing activities	(18,961)	(19,282)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of expenses		115,750
Loan to board member	(10,000)	(10,000)
Proceeds from convertible debentures	904,985	1,064,900
Net cash provided by financing activities	894,985	1,170,650

Net Increase (Decrease) In Cash And Cash Equivalents	225,942	386,707
Cash and Cash Equivalents, beginning of period	160,765	0
Cash and Cash equivalents, end of period	$ 386,707	$ 386,707

Supplemental Disclosure of Cash Flow Information

See accompanying notes to these financial statements.

                              TechnoConcepts, Inc.

                 (formerly Technology Consulting Partners, Inc.)

                          Notes to Financial Statements

                                 June 30, 2004

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

The Company is in the development stage in accordance with Statements of

Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by

Development Stage Enterprises".

Subsequent Events

In July 2004, The Company signed an agreement to acquire G2 Software Systems, Inc.

G2 Software Systems, Inc. in San Diego County, is a privately held company founded in 1989 that is a recognized leader in providing a full range of high-quality software development and systems engineering solutions to clients that include top defense contractors and government agencies. As part of this transaction,

the Company entered into a further agreement with an investment banker to raise the necessary funds required to close this acquisition utilizing the sale of the Company’s securities . There can be no assurance that we will obtain such financing.

In August 2004, former state senator and federal government official, Richard

T. Hines, now a leading international political and business development consultant, has joined the board of directors.

                                        7

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

     TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter; a ten-channel optical receiver capable of one gigabit per second operation; a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, Technoconcepts has developed a patented technology which it has named True Software Radio ("TSR"

trademark pending). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing,

allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM. TechnoConcepts business will become the business of the Company.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been private sales of common stock and debt instruments. As of June 30, 2004, we had working capital of $392,537.

During the 9 months ended June 30, 2004, we issued 760,919 shares of common stock for $334,083.

We issued 4,529,530 shares for services rendered. Of these, 879,000 shares

(valued at $351,600) were issued to one of our officers and director; and

3,650,530 shares (valued at $825,329) were issued for consulting services to non-employees.

While we are a developmental stage corporation we believe that our cash flows generated from operations may not be sufficient to fund operations. Accordingly,

it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

RESULTS OF OPERATIONS - PERIOD ENDED June 30, 2004

We incurred General and Administrative expenses of $1,827,831 as a result of overhead expenses including investor relations, investment banking fees,

consulting costs, engineering costs, research and development costs and professional fees.

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2004, we issued 4,529,530 shares for services rendered. Of these, 879,000 shares (valued at $351,600) were issued to one of our officers and director; and 3,650,530 shares (valued at $825,329) were issued for consulting services to non-employees. Some of the outside consultants have become employees and/or officers of the Company. All shares issued in the aforementioned transactions are subject to rule 144 and are restricted securities.

During the same period an additional 760,919 shares of common stock were sold for cash of $334,083 to approximately forty persons, all sold under Section 504 of Regulation D under the Securities Act of 1933, as amended. The exemption from registration afforded by Section 3(b) and/or Section 4(2) under the Act is claimed with respect this transaction.

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

                                       10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECHNOCONCEPTS, INC.

                             (formerly Technology Consulting Partners, Inc.)

Date:  August 23, 2004         By: /s/ Antonio E. Turgeon

                                ----------------------

                                    Antonio E. Turgeon

                                    Chief Executive and Financial

                                    Officer

                                       11