Form 10KSB
period 2004-09-30
TECHNOCONCEPTS, INC.
filed 2005-01-14
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-90682

TechnoConcepts, Inc.

(Formerly known as Technology Consulting Partners, Inc.)

(Name of Small Business Issuer in its charter)

Colorado	84-1605055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15531 Cabrito Road

Van Nuys, Ca. 91406

(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (818) 988-3364

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes     [X]       No    [   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

     The Issuer’s revenues for the fiscal year ended September 30, 2004 were $0.

     The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of January 12, 2005 was 24,879,671.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 12, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $53,368,766

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:     Yes     [   ]     No     [X]

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTY

13

ITEM 3.

LEGAL PROCEEDINGS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

13

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS

16

ITEM 7.

FINANCIAL STATEMENTS

20

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 8A.

CONTROLS AND PROCEDURES

21

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS

21

ITEM 10.

EXECUTIVE COMPENSATION

26

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

27

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

28

ITEM 13.

EXHIBITS

28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

SIGNATURES

30

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors That May Affect Future Results” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

TechnoConcepts Inc. (the “Company”) is an early stage company which will offer a unique technology designed to dramatically improve the way wireless signals are transmitted, received and processed. True Software Radio™ enables direct device-to-device communication, even among otherwise incompatible wireless standards and formats, by incorporating a cost-effective transmitter/receiver/processor system on a computer chipset. The Company believes that True Software Radio™ will bring into being multi-mode radios, based on a proprietary “system-on-a-chip” that can handle multiple frequency bands, process multiple transmission protocols, be reconfigured on the fly, and be easily and cost-effectively upgraded.  The Company envisions that True Software Radio™ implementation will enable:

•

Cell phone users to enjoy seamless roaming anywhere in the world, with over-the-air software upgrades, service enhancements and multiple service provider connectivity;

•

Base station operators to increase frequency spectrum utilization and to upgrade cost-effectively with only software revisions;

•

Police, fire and other emergency agencies to talk directly to each other regardless of their disparate radio systems; and

•

Allied military forces to communicate with each other directly.

The Company intends to become a leading provider of major wireless communications components, technologies, and services. The Company plans to design, develop, market, manufacture, and license Application Specific Integrated Circuits (ASICs), chipsets and other electronic components based on its proprietary True Software Radio™ technology to major telecommunications equipment suppliers for integration into their wireless communications products.

TechnoConcepts is making good progress in commercializing its proprietary technology. The Company is developing relationships with a number of major wireless communications companies, to work together to incorporate True Software Radio™ technology in consumer, industrial, and military applications.

History and Development of the Company

On December 15, 2003, the Company entered into an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc. (a Colorado corporation), and TechnoConcepts, Inc. (a Nevada corporation) and the stockholders of TechnoConcepts Inc., a Nevada corporation, (the “Exchange”) pursuant to which the Colorado corporation acquired all of the outstanding shares of capital stock of the Nevada corporation in exchange for a controlling interest in the Colorado corporation. The transaction was completed on February 17, 2004 as reported in the Current Report on Form 8-K, dated February 18, 2004, which is incorporated herein by reference. Unless the context indicates otherwise the terms the “Company,” “TechnoConcepts” and “we” refer to the Nevada corporation prior to the Exchange and the Colorado corporation thereafter.

On April 15, 2004, the Company amended its Articles of Incorporation to change its name to TechnoConcepts, Inc.

Subject to shareholder approval, the Company intends to move its domicile from Colorado to Delaware by June 2005.

In June 2004, Patent No. 6,748,025 was granted to the Company, allowing 19 different claims for the conversion of RF signals directly into high-speed digital data (R/D) streams, which are then sorted and demodulated with digital signal processing. This patent is the first of an anticipated family of patents that form the basis for the Company’s True Software Radio™ technology.

In July 2004, TechnoConcepts signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly develop products that will include TechnoConcepts' True Software Radio™ technology. The developer is Taiwan's first microwave and satellite communications company whose clients include Lucent and NEC, among many others. This agreement enables mutual cooperation in the definition, design, production, marketing and selling of next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace.

In October 2004, the Company announced it had filed a continuation application with new claims to its recently awarded Patent No. 6,748,025. The continuation to the existing patent broadens the scope of TechnoConcepts’ current patent protection.

In November 2004, Ronald Hickling, the Company's Chief Technology Officer, gave a talk titled "Practical Evolution of True Software Definable Radio" at the 2004 Software Defined Radio Technical Conference and Product Exposition in Phoenix, Arizona. The presentation described TechnoConcepts' True Software Radio™ technology and how it can be a viable solution to communication interoperability problems plaguing operations such as the Emergency Response teams in the 9/11 tragedy. Hickling's presentation described the unique features of True Software Radio™ systems in solving compatibility problems among different communication systems based upon competing standards and diverse operating frequencies.

In November 2004, the Company announced it had signed confidentiality agreements with three companies in the Peoples Republic of China ("China") interested in adopting its proprietary True Software Radio™ technology for advanced communications product applications. As a result of the company's efforts there, several Chinese organizations are considering the company’s technology for use in both government and commercial applications. The applications under consideration involve base station equipment, set-top boxes and proprietary RF applications. The Company expects these efforts will lead to contractual agreements during the first quarter of 2005.

In November 2004, the Company completed a financing transaction, with Duncan Capital LLC serving as the placement agent involving several institutional investors.  See “Recent Sales of Unregistered Securities” under Item 5 of this report.

In December 2004, the Company announced a new patent filing of twenty-three claims for protection of a multiple signal transmitter. While the Company’s Patent No. 6,748,025 protects the receiver portion of the True Software Radio™ technology, the new filing provides protection of the Company’s technology to convert digital data to radio frequency (RF), covering the transmission end. The Company believes that this new filing, based on a combination of innovative ideas and processes, has the potential to give the Company an extremely broad basis of protection for its direct conversion transceiver technology.

In 2004 the Company also entered into a Memorandum of Understanding with Taiwan-based Wistron NeWeb Corporation, a major manufacturer and designer of mobile wireless communications products. Under this agreement, both companies will collaborate in developing commercial product applications for TechnoConcepts’ True Software Radio™ technology in mobile consumer products. Wistron NeWeb, an Acer company, is a Total Solution Provider, delivering wireless communication systems to many of the world's recognized leaders in wireless technology. TechnoConcepts’ True Software Radio™ technology will be incorporated into Wistron NeWeb's next generation wireless products to deliver advanced capabilities for commercial applications for the PCS/GPRS mobile handset marketplace.

In 2004 the Company entered into a Technology Application Agreement (TAA) with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications.  The agreement provides for the incorporation of TechnoConcepts’ True Software Radio™ technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications.

TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter; a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, TechnoConcepts has developed a patented technology which it has named True Software Radio ("TSR") (trademark pending). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing, allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM.

WIRELESS COMMUNICATIONS MARKET

Mobile phones, personal digital assistants (PDAs), Bluetooth and WiFi-enabled laptop and handheld computers, and other types of wireless communications devices continue to proliferate. According to EMC World Cellular analysts’ September 2004 forecasts, there will be an estimated 2.45 billion mobile telecommunications subscribers worldwide by 2009. EMC, a member of the Informa Group, is an authoritative wireless industry source for operational data research and analysis, providing market intelligence on the wireless industry since 1984. Their analysts anticipate that the two largest markets will be China and the US, where the Company has established relationships strategic to becoming a major player in the growth of the wireless industry.

In its annual industry report, released in December 2004, the UN’s International Telecommunications Union (ITU) stated that mobile phones would generate more money than traditional fixed-line services for the first time (in 2004), because of growing demand in developing countries such as China, India and Russia. The report noted that by the middle of 2004 there were already 1.5 billion mobile phone subscribers compared with 1.2 billion fixed-line customers around the world.

Growth in the market for wireless communications services has traditionally been fueled by demand for voice communications, but demand for access to the Internet has caused wireless service providers to increase focus on providing wireless data services through mobile phones and other wireless devices. In addition to wireless access to the Internet, such services include multimedia entertainment and position location services. In May 2004, iGillott Research, a market strategy consulting firm which concentrates on the wireless and mobile communications industry, estimated that in 2007 over 450 million wireless subscribers will use the Internet via cellular handsets.

Nonetheless, the wireless communications industry is in a state of technological disarray with competing protocols, frequencies, data rate standards and other incompatible transceiver technologies. Individual countries have usually adopted wireless standards based on economic criteria and the technology preference of the telecommunication service providers operating in those countries, rather than a universal standard. Service providers often build their own network of base stations in overlaying areas with multiple incompatible networks, including both first and second- generation technology. As demand increases appreciably for wireless networks that carry data and voice traffic at faster speeds, a variety of companies and alliances have already proposed several more competing third generation (3G) wireless standards to the International Telecommunication Union (ITU).

While these incompatible communication protocols and mismatched standards continue to proliferate, the demand for full interoperability (universal communication) has become critical, not only for the roaming business traveler but particularly for public safety and homeland security. Software radios can reconfigure themselves automatically to recognize and communicate regardless of competing wireless standards — resulting not only in greater convenience and efficiency for the users, but also in improved overall system performance, including significantly increased data speeds and spectrum bandwidth.

Products

Software Radio is a wireless communications device that uses software instead of hardware to perform signal processing, giving it the ability to support any and all wireless standards simultaneously. TechnoConcepts has used its proprietary knowledge to produce low-cost, industry-unique, frequency-agile, True Software Radio™ ASIC transceiver (transmitter/receiver) technology that replaces conventional analog circuitry, combining its proprietary delta-sigma converters with software based digital signal processing. In other words, the Company has created a chip that houses software that enables information (audio, video or data) signals to be extracted directly from the carrier with no intervening circuits. Just as large mainframe computers evolved to small hand-held PDAs, TechnoConcepts has taken a proven technology and brought it down to a level where it will function directly on the antennae of either the sending or receiving wireless device – and process the signals at that point.

True Software Radio™ technology works in this way: The software is embedded on a proprietary semiconductor chip that “grabs” the radio frequency signal at the antenna and immediately translates it from analog to digital and from one type of transmission (protocol) to another – without the need for a physical middle digital signal processing device. It can translate the signals and distinguish from cell phones, radios, satellite – even television broadcasts – because radio frequency broadcast in one format can be received, translated and understood by the receiver with the True Software Radio™ technology.

The Company’s data indicates that a single TechnoConcepts’ True Software Radio™ module can handle as much as five times more voice traffic than current hardware.  Additionally it can handle the value-added high-speed data and video traffic linked to the wireless Internet without requiring any supplementary hardware or software. TechnoConcepts’ True Software Radio™ can handle any protocols in the licensed and unlicensed frequency range from one MHz to 5.6 GHz. In addition, TechnoConcepts’ True Software Radio™ technology provides the additional capability for directly capturing global positioning (GPS) signals and processing navigation information as well. TechnoConcepts’ True Software Radio™ technology can be applied to a wide range of markets since this technology can be used in any device that uses radio frequency (RF) signals.

Benefits of True Software Radio™ Technology

The Company anticipates the benefits of adopting True Software Technology will include the following:

•

Standard architecture for a wide range of communications products

•

Non-restrictive wireless roaming for consumers by extending the capabilities of current and emerging commercial air-interface standards

•

Uniform communication across commercial, civil, federal and military organizations

•

Significant life-cycle cost reductions based on the design criteria

•

It can handle five times more voice traffic than existing hardware

•

Over the air downloads of new features and services as well as software patches

•

Advanced networking capabilities to allow truly "portable" networks

•

Reduce component (hardware and software) costs across multiple product lines

•

Staff reductions (Product Development, Operations, Production, Maintenance and other areas)

•

It will afford consumers the ability to download – over the air – new features and services as well as repair software problems.

The Company believes that manufacturers incorporating the True Software Radio™ technology into their products will realize considerable savings in the following areas:

•

Component Costs — having a single multifunctional component from TechnoConcepts that addresses all of their products will replace the need for numerous single functional components, translates into cost reductions simply based on volume of components purchased;

•

The Development of a Reusable Technology Base — software (firmware) which can be shared across product lines can result in lowered development costs and a quicker time to market when introducing a new product;

•

Staff Reductions — the leveraging of personnel familiar with TechnoConcepts’ technology across multiple product lines can replace teams of technical people for each product line. Areas where staff reductions might occur may include:

(i) Engineering: Design, Development, Layout, Debug, Systems Test & Verification;

(ii) Production: Logistics, Purchasing, Manufacturing, Receiving, Incoming Inspection, and Quality Control; and

(iii) Post Sales Support: Maintenance and Technical Support.

Comparison with Conventional Transceiver Technology

Conventional analog architecture typically uses a “double conversion” scheme, which first converts the incoming radio signal to an intermediate frequency (IF) and then proceeds to extract the desired information from the IF signal. Conventional architecture utilizes multiple analog interfaces and thus can be prone to severe crosstalk. Furthermore, because waveform decoding is generally done in the analog domain using conventional receivers, this process restricts the system to only one type of signal.

In contrast, by digitizing the wireless signal functionally at the antenna, without the need for a down-converter and other intermediate processing, the True Software Radio™ implementation is dramatically simplified in that it has a single analog interface, eliminating conventional analog crosstalk. The architecture can be programmed to process any type of signal or multiple types of signals.

•

Conventional analog receivers typically use a double-conversion design. The architecture requires multiple external analog components, contains many analog interfaces, and can only decode one type of waveform.

•

A True Software Radio™ implementation based on TechnoConcepts’ very high speed analog-to-digital (A/D) converter has a single analog interface and can be programmed to process any type of waveform.

The Company’s True Software Radio™ receiver has been demonstrated with TechnoConcepts’ proprietary GaAs semiconductor chip, a very high speed (multi-GHz clock rates) delta-sigma converter that digitizes signals by modulating the analog input (radio signal) into a high-speed one-bit digital data stream. The data stream is then processed, using logic circuits within the semiconductor, to produce a high resolution word stream at a slower data rate, thus eliminating the need for conventional down-converters and their external analog components. The converter is a closed-loop system in which the order of the loop and the input bandwidth may be manipulated for the desired resolution: a more focused bandwidth results in higher resolution.

The underlying technology was originally developed under the Small Business Innovation Research (SBIR) Program sponsored by the U.S. Department of Energy. TechnoConcepts then took the development further by inventing a semiconductor architecture that simultaneously extracts the information signal from an incoming radio transmission and digitizes it with extremely high resolution. This architecture is capable of achieving dynamic ranges of up to 110 dB, enabling the processing of weak signals even in the presence of strong interference.

Marketing and Distribution

TechnoConcepts’ strategy is to become a leading provider of wireless communication technology by offering True Software Radio™ ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

The Company’s True Software Radio™ technology is currently demonstrated with gallium arsenide (GaAs) semiconductors. The Company’s research and development team is working on the fabrication of silicon germanium (SiGe) semiconductors for further demonstrations and tests. The Company plans to incorporate these chips into custom circuit cards for demonstration systems. To that end, TechnoConcepts has recently initiated discussions with a municipal agency in California regarding a specific project to upgrade a conventional radio transmission “back-bone” network (for emergency and public safety communications) with True Software Radio™ and has also entered into preliminary agreements (listed elsewhere in this report) with potential strategic partners for joint development of True Software Radio™ handset components.

The Company intends to seek to establish strategic relationships with both component manufacturers and “total solution” providers. The Company believes that incorporation of its True Software Radio™ technology will enable its industry partners to provide less expensive service along with seamless roaming and global interoperability, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location, mobile multimedia web browsing, including music and video downloads, public safety and homeland security. Elements of TechnoConcepts’ strategy will include:

Selling to the Portable Device Market

The Company anticipates opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•

Sales of True Software Radio™ “engines” (essentially very small wireless “motherboards”) to portable device manufacturers, such as PalmOne, Sony, Sharp and Toshiba.

•

Non-recurring engineering (NRE) fees for integration services to large manufacturers that want to adopt True Software Radio™ technology into their products and license fees based upon units sold under their own brand names (embedded products) to companies, companies such as Raytheon, Lockheed-Martin, BAE Systems, Northrop, etc. and  to government agencies in China, Germany, and the United States,

•

OEM licensing agreements for physical/data link layer software to handset manufacturers, such as Samsung, Nokia, Motorola, and Ericcson.

Selling to the Base Station Market

The Company believes that True Software Radio™ technology will contribute to the obsolescence of conventional wireless technology.  The True Software Radio™ transceiver is capable of providing at least three times the capacity of a conventional unit, making the per-channel cost equal to roughly one-third. The Company anticipates revenue generation primarily from four sources:

•

Base station transceiver hardware sales to companies such as Lucent, Nortel and MTI.

•

Licensing of base station software for physical and data link layer processing to infrastructure makers such as Siemens and Alcatel.

•

Strategic partnerships for international deployment of base station systems China Mobile, China Unicom, SK Telcom

•

Non-recurring engineering (NRE) fees for the development of custom interfaces to our physical/data link layer software to government agencies in China, Germany, and the United States, and to their contractors, such as Lockheed Martin, General Dynamics, Ratheon, and Rockwell Collins.

The Company has entered into no agreements with any of the companies referred to above as of the date of this report.

Military Uses

The U.S. military also has radio interoperability problems (as reported in the Marine Corps Gazette, January 2003, RF Design, May 1, 2003, Army Communicator, Summer 2003, and many other sources) where as one branch of the service often cannot communicate with another branch because of different radio systems during joint country operations, it is not unusual for one country’s radio system to be incompatible with the radio systems of other countries.  TechnoConcepts’ True Software Radio™ technology can provide seamless communications across all bands, including satellite communications. The Company is pursuing direct military sales and strategic partnerships (none of which have been consummated as of the date of this report) with major defense contractors such as Lockheed-Martin, General Dynamics, TRW, BAE Systems, Northrop Grumman, Rockwell Collins, Boeing, and others, which already provide communication equipment to the military.

Public Safety

Local, state and federal agencies, which respond to public safety situations, also have radios and other communication devices that cannot currently communicate with each other. In effect, the agencies, which are all trying to help deal with the same emergency, simply cannot “talk” to each other or share database information. Since there is no way to know in advance when these “first responders” will have an emergency that requires a response, TechnoConcepts’ True Software Radio™ technology can provide a flexible and rapid solution so that a variety of emergency workers can communicate directly with each other. It enables firemen to talk with policemen, FEMA to coordinate with the National Guard – something that has become even more important in our post-9/11 world. Additionally, TechnoConcepts’ True Software Radio™ technology can be used to enable radio or telephone handsets to be switched from cellular to satellite communications in the event of a blackout that would disable cellular base station operations. This would have been greatly welcomed during the power blackout that affected the northeastern part of North America in 2003. TechnoConcepts is actively seeking strategic partnerships with contractors such as Motorola and Lockheed-Martin, which are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security.

Accelerating Growth through Partnering and Acquisition

TechnoConcepts intends to achieve rapid, sustainable growth by means of prudent management of costs and resources. Because the highly competitive wireless communication technology marketplace is changing rapidly, the Company wishes to broaden and build depth in its planned product/service lines as quickly as possible. The Company also sees the need to achieve critical mass with a global presence in order to establish a leadership position in the market. To that end, the Company’s strategic initiatives include:

•

Preemptively developing partnerships and relationships with processor companies, and wireless communication service providers, emphasizing multiple protocol capabilities and supporting multi-vendor purchase strategies by service providers.

•

Preemptively developing strategic partnerships with one or more major DSP suppliers.

•

Developing and maintaining an integrated development team with system, hardware, and software/firmware expertise.

•

Preemptively developing partnerships and relationships with RF semiconductor service providers and distributing high volume components on an OEM (remarked) basis through one or more of these firms.

•

Licensing older designs while continuing to develop new hardware and software.

•

Developing leading edge software and firmware.

The Company also recognizes that there can be tremendous value in adding products and services, expanding the Company's geographic presence, and obtaining specialized management and technical talent by acquiring other companies that already have those capabilities in place. The Company believes this strategy will significantly accelerate the technology growth path it needs or wishes to develop.

TechnoConcepts will seek only a sensible acquisition that will add value to the Company. The Company will consider acquiring companies that will enable it to accomplish one or more of the following: (1) accelerate growth, (2) accelerate technical development and commercialization of True Software Radio™, (3) add complementary product and service lines, (4) diversify the Company into new markets, (5) expand the Company’s geographic presence, (6) acquire capable management, (7) gain new technical capabilities, and/or (8) gain a larger share of the existing market.

The Company is developing criteria for evaluating potential targeted acquisitions based on the eight points identified in the previous paragraph. The criteria will include the financial size, geographic influence, technical capabilities, and management experience. The current capital situation and needs of targeted companies are also fundamental to any acquisition. Further, the Company will seek to identify a definite synergy between a potential target and TechnoConcepts’ own capabilities, strategies and resources. Once the targeted acquisition has been identified, the TechnoConcepts’ team will conduct reference checks by talking to customer’s consultants, suppliers, and even making inquiries at trade shows. The Company recognizes that careful due diligence is required to identify the best acquisition candidate(s). Factors that will be carefully examined include:

•

The culture of the potential target and its compatibility with TechnoConcepts’ values and operating/management approach;

•

The target’s existing technology base – flexible technologies that will expand, not limit TechnoConcepts’ opportunities;

•

The target’s customer base – how it can mesh with TechnoConcepts’ client base; and

•

The target’s current financing arrangements.

The Company’s management team will also thoroughly consider the would-be resultant of the combined companies and how the increased capability could be utilized, identifying and mapping out the necessary changes to the management, financial, and operational systems of both companies. To ensure success, both TechnoConcepts and the target’s management team should work together to develop an integration and assimilation plan in advance, identifying, specifying, and agreeing on as many details as possible to ensure success. The Company has no agreement or understanding to acquire any other company as of the date of this report.

Patents, Trademarks and Other Proprietary Rights

The Company owns Patent No. 5,563,598 issued in 1996. This patent allowed nineteen claims underlying a differential comparator circuit for an analog-to-digital converter or other applications that include a plurality of differential comparators and a plurality of offset voltage generators. The Company intends to incorporate the differential comparator circuit technology in future True Software Radio™ multi-bit technology.

The Company was awarded Patent No. Patent No. 6,748,025 in June 2004. This patent allowed nineteen different claims for the conversion of radio frequency (RF) signals directly into high-speed digital data (R/D) streams, which are then sorted and demodulated with digital signal processing. The Company has also filed a continuation application with nineteen new claims. The continuation to the existing patent broadens the scope of TechnoConcepts’ current patent protection.

The Company recently filed a new patent application of twenty-three claims for protection of a multiple signal transmitter. While the Company’s current patent protects the receiver portion of the technology, the new filing provides protection on the Company’s technology to convert digital data to RF, covering the transmission end. The Company believes that this new filing, based upon a combination of innovative ideas and processes, has the potential to give the Company an extremely broad basis of protection for its direct conversion transceiver technology.

The Company has also begun the process of obtaining patent protection in China, Hong Kong, Taiwan, and Korea under the international Patent Cooperation Treaty (PCT).

The Company currently has additional applications in process and anticipates future patent filings, which will seek to establish a full family of patents, comprising the basis for the Company’s overall True Software Radio™ technology.

In addition to patent protection, TechnoConcepts relies on the laws of trade secrets and of unfair competition to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through confidentiality agreements with strategic partners, customers and suppliers. It also requires proprietary information and/or inventors’ assignment and non-disclosure agreements from all its employees and consultants. The Company has implemented other security measures, as well. Although the Company intends to protect its rights vigorously, there can be no assurance that all these measures will be successful.

The Company believes that, because of the rapid pace of technological change in the wireless communications industry, patent and trade secret protections are extremely important – but they must also be supported by other dynamics such as expanding the knowledge, ability and experience of the Company's personnel, new product introductions and continual product enhancements.

Research and Development and Product Testing

Research and Development Activities

In November 2004, the Company announced it had signed confidentiality agreements with three companies in the Peoples Republic of China ("China") interested in adopting its proprietary True Software Radio™ technology for advanced communications product applications. As a result of the Company's efforts in China, the Company's technology is currently under consideration by several organizations there, for use in both government and commercial applications. The applications under consideration involve base station equipment, set-top box and proprietary RF applications. The Company anticipates that these efforts will lead to contractual agreements in the first quarter of 2005.

In July 2004, TechnoConcepts signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly develop products that will include TechnoConcepts' True Software Radio™ technology. The developer is Taiwan's first microwave and satellite communications company whose clients include Lucent and NEC, among many others. This agreement enables the two companies to cooperate in the definition, design, production, marketing and selling of next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace.

In 2004 the Company also entered into a Memorandum of Understanding with Taiwan-based Wistron NeWeb Corporation, a major manufacturer and designer of mobile wireless communications products. Under this agreement, both companies will collaborate in developing commercial product applications for TechnoConcepts’ True Software Radio™ technology in mobile wireless consumer products. Wistron NeWeb is a Total Solution Provider, delivering wireless communication systems to many of the world's recognized leaders in wireless technology. TechnoConcepts’ True Software Radio™ technology will be incorporated into Wistron NeWeb's next generation wireless products to deliver advanced capabilities for commercial applications for the PCS/GPRS mobile handset marketplace.

In 2004, the Company entered into a Technology Application Agreement (TAA) with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications.  The agreement provides for the incorporation of TechnoConcepts’ True Software Radio™ technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications.

Product Testing

In conjunction with our ongoing technical and market research and development efforts, we have conducted extensive product testing.  Our staff also calls upon companies in a variety of industries for the purpose of gathering empirical data for independent testing, research and development.

Competition

 The wireless communications industry is characterized by extreme competition. The industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those currently of the Company.

The intensity of existing competition may actually work to the Company’s advantage in that True Software Radio™ technology may shatter the barriers within the wireless communications community, providing far reaching efficient and effective cost reductions and remarkable changes in the expansion and utilization of bandwidths. The ability to transmit and receive multiple signals with a single chip or chipset will dramatically change the entire spectrum of the wireless industry.

The Company believes that the unique features of True Software Radio™ systems in solving compatibility problems among communication systems with incompatible standards and operating frequencies, will give a decisive competitive advantage to those companies that adopt the technology.  Because True Software Radio™ systems reconfigure themselves automatically to communicate with competing wireless standards (CDMA, GSM, TDMA, and countless others), adopters would benefit from improved system performance, less expensive service, and seamless interoperability and roaming. The Company also believes that True Software Radio™ has the potential to save billions of dollars when transitioning to new standards, dramatically reducing what it would conventionally cost for the worldwide transition from the GSM to WCDMA standard.

Software Defined Radio (SDR) is a potentially competing technology, where software running on standard hardware platforms performs signal processing and other radio functions. Advocates assert that SDR will provide reconfigurable system architectures for wireless networks. Similar to True Software Radio™, SDR may provide a more efficient and comparatively less expensive solution than conventional radios for the problem of building multi-mode, multi-band, multifunctional wireless devices that can be adapted, updated, or enhanced by using software upgrades. However, SDR requires a “double conversion” scheme, which first converts the incoming signal to an intermediate frequency (IF) and then proceeds to extract the information from the IF signal. This “downconversion” architecture utilizes multiple analog interfaces and thus can be prone to severe crosstalk. Furthermore, since the waveform decoding is generally done in the analog domain, the receiver can only process one type of signal. In contrast, True Software Radio™ utilizes a single analog interface, at the antenna, eliminating the need for downconversion and the additional signal processing. The architecture requires few external analog components and can be programmed to process any type of signal or multiple types of signals. The Company, therefore, believes that its True Software Radio™ technology will provide more efficient and less expensive products than can SDR.

The True Software Radio™ patent protected design provides digital direct down conversion frequency from RF to its baseband equivalent without using external analog components. It is this unique feature that differentiates TechnoConcepts’ technology from its competitors’ products. This capability provides very flexible operation as well as inexpensive production. Combined with the necessary software, it provides the ability to implement true reconfigurable software radio technology by providing both frequency and standard independence for any communication device or component which incorporates TechnoConcepts’ True Software Radio™ technology. Due to the architecture of TechnoConcepts’ TSR design, the technology is capable of being fabricated in low-power CMOS process technology, another industry first.

There are several companies that have successfully developed front-end transceiver modules based upon integrating several analog circuits into a single integrated component. There are even those that have created integrated circuits that can work is multiple networks. The limitation of these solutions is that they are still restricted to predefined frequency bands and standards, and if either of those change a new component has to be designed and installed, thus increasing the product and maintenance cost. This is similar in concept to designing a radio receiver that selects two, three or four stations out of the complete frequency band to listen to. TechnoConcepts’ solution allows the radio to be tuned to any frequency in the band.  In addition, these components are manufactured in higher-power SiGe fabrication process which impacts battery life in hand-held applications.

TechnoConcepts plans to compete on the basis of product features, quality, reliability, price, and dedicated customer support. The Company believes its revolutionary technology provides a significant competitive advantage with respect to each of these factors.

Major Potential Competitors

The Company’s major potential competitors include:

Sirific Wireless Corporation

Sirific Wireless is a privately-funded, pre-IPO fabless RF semiconductor company that develops and markets a family of multi-standard multi-band transceivers for GPRS, EDGE, WCDMA & WLAN. However, each transceiver device has its own analog receiver front end, depriving them of the flexibility in accommodating new standards or tuning to frequencies that are not specifically pre-selected and hardwired. Sirific appears to have made some enhancements to conventional analog circuit designs to give them a competitive edge over other analog based solutions providers, but their approach still has to deal with the same problems as conventional analog components. Only TechnoConcepts’ system-on-a-chipset provides true software radio which will accommodate a new standard by just downloading new software corresponding to that standard as well as creating a new transceiver design for alternative frequencies.

With Sirific’s approach, each time a new standard is adopted by the market place they will have to develop a new chip, while TechnoConcepts’ chip is universally applicable for any standards – existing legacy as well as newly developed.

Sequoia Communications Corporation

Sequoia Communications is a privately-funded, fabless semiconductor company developing solutions for the RF circuitry. It was founded in 2000. There are no known products, nor specific information on their approach to implement multi-standard multi-band transceiver technology. But, based upon independent research, it appears that Sequoia is designing analog based receivers and power amplifiers. As such, the Company believes that their technology is not frequency agile and still has the same problems as with conventional discreet analog components.

ParkerVision Inc.

ParkerVision was founded in 1989 as a wireless products provider. Although Parkervision has promoted direct RF to Digital conversion, the only product they have delivered is 802.11, and industry research reveals that ParkerVision does not have a complete solution.

Hypres Inc.

Hypres has been developing and commercializing superconducting microelectronics since 1983. This company recently announced its intention to develop a superconductor microelectronic device to convert radio signals to digital at the antenna, without the need for a down-converter. Hypres also plans to develop a “compact cryocooler” because its electronic components will have to be super-cooled to 4 degrees Kelvin. TechnoConcepts believes that our semiconductors, which require no extraordinary packaging for temperature control, will prove to be a less expensive solution.

Vanu, Inc

Vanu Inc., uses a PC-based hardware platform to support multiple wireless services and standards in software. This company is exclusively a software company that was founded in 1998 with the purpose of developing portable waveform software running on POSIX operating systems. Vanu has been developing software defined radio products for several years. TechnoConcepts views Vanu as a client for TechnoConcepts’ transceiver technology, not as a competitor.

Harris Corporation - Microwave Communications Division

Harris has developed a product called TRuepoint for network operators, including mobile, private network, government, and access service providers. The product addresses the network infrastructure problem and is not in direct competition to TechnoConcepts line of products. Harris may be viewed as a potential strategic partner for business opportunities targeted at setting up turn key communication systems in the domestic as well as international markets. The microwave nature of TRuepoint is anticipated to allow fast deployment without the need to dig trenches in high-density city environments.  The mixed network interfaces are particularly valuable for CDMA, GSM and GPRS operators who plan to overlay 3G IP networks.

Additional key features of TRuepoint include advanced FEC (forward error correction) schemes for bandwidth and system gain optimization, automatic transmit power control, reverse channel switching, built-in self diagnostics, embedded SNMP (simple network management protocol), dynamic bandwidth allocation, and many additional options.

All of the aforementioned companies have greater financial resources than TechnoConcepts has today. Several have better recognition than TechnoConcepts, but the Company believes this will change rapidly once a major client is under contract and publicized.

Employees

As of  September 30,  2004,  we employed  nine independent contractors, all of which are now full-time employees. We intend to recruit and hire qualified additional personnel as needed to carry out company activities as appropriate. None of our current employees are represented by labor unions or are subject to collective bargaining agreements.  We believe that our relationship with our employees is excellent.

ITEM 2.

DESCRIPTION OF PROPERTY

Our executive offices are located in 2,000 square feet of office space located at  15531 Cabrito Rd., Van Nuys, California.  This space is held pursuant to a sub-lease that is on a month to month basis  providing for monthly rental payments of $1,204.  These facilities house our executive offices as well as housing certain product development operations.  Management believes that our present offices are  not adequate to meet our  needs and has negotiated a lease of 7,410 square feet at 6060 Sepulveda Blvd., Suite 202 Van Nuys, California. The lease will commence March 1, 2005, will provide for monthly rental payments of $13,543 and has a term of three years.

ITEM 3.

LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business.  As of January 13, 2005, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock commenced trading in the over-the-counter market on December 23, 2003, and prices for the common stock were quoted on the OTC Electronic Bulletin Board ("OTCBB") under the symbol "TCPT." No trading took place during the fiscal year ended September 30, 2003.

Prior to the TechnoConcepts, Inc. Acquisition in February 2004, and during fiscal 2004, there was no established trading market in our common stock and trading therein was sporadic.

In February 2004, we changed our name to “TechnoConcepts, Inc.” and the trading symbol of our common stock was changed to “TCPS.”

The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

QUARTER ENDED

HIGH BID

LOW BID

December 31, 2003

$ 1.12

$ 1.01

March 31, 2004

$ 5.20

$ 1.17

June 30, 2004

$ 6.65

$ 3.60

September 30, 2004

$ 6.69

$ 4.41

Holders

As of January 13, 2005, there were approximately 700 holders of record of our common stock.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Recent Sales of Unregistered Securities

On November 17, 2004 (the “Closing Date”) TechnoConcepts, Inc. (the "Company") entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement (the "Registration Rights Agreement"), and  a security agreement (the “Security Agreement”) with certain institutional investors (the "Buyers").  Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments.  Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion,  be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission (“SEC”)).  In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days.  On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures.

Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005.  The Company has also agreed to use its best efforts to cause such registration to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date.  Certain damages will be incurred by the Company for failing to file and/or have the registration statement declared effective, in a timely manner.  Failure to have the registration statement declared effective by the 240th day following the Closing Date is an event of default under the Debentures.  The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

In addition, the Company has entered into a Security Agreement, pursuant to which the Company has granted the Debenture holders a first priority lien on all of the assets of the Company and its subsidiaries.  The Security Agreement contains customary representations, warranties and covenants.

The Buyers are set forth in the Schedule of Buyers to the Purchase Agreement.

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004,  (the "Preferred Stock Purchase Agreement"), with an institutional investor (the "Preferred Stock Buyer"), pursuant to which the Company sold, and the Preferred Stock Buyer purchased, 800 shares of  Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration valued at $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.

The preferences, limitations and relative rights with respect to Series B Preferred Stock are summarized below:

Series B Preferred Stock

Designation and Amount; Rank.  The shares of such series are designated as "Series B Preferred Stock" and the number of shares constituting such series is 800. The Series B Preferred Stock has a par value of $2,500 per share and ranks senior to all series of preferred stock and common stock.

Dividends.  The Series B Preferred Stock will bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per Preferred Share. Such dividends shall be payable in cash or common stock, as the Board of Directors shall determine.

Conversion. Each share of the Series B Preferred Stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of Common Stock, subject to certain anti-dilution adjustments. The shares of Series B Preferred Stock are automatically converted into shares of common stock on the third anniversary of the issuance date unless the shares of the Company’s common stock are not quoted on the Nasdaq National or Small Cap markets.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $2,500 for each outstanding share of Series B Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

Voting Rights.  The holders of the Series B Preferred Stock shall have the right to vote on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders.

Mandatory Redemption.  The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the par value, plus all accrued and unpaid dividends, if the Company (i) fails to issue shares of Common Stock to a holder upon conversion of any Preferred Shares, and such failure continues for ten (10) Business Days;  (ii) breaches, in  a material respect, any material term or condition of the Company’s Certificate of Incorporation or any other agreement, document, certificate or other  instrument delivered in connection with the transactions contemplated by the Preferred Stock Securities Purchase Agreement and such breach continues for a period of five (5) Business Days after written notice thereof to the Company; or (iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered to the Preferred Stock Buyer prior to the date of issuance is inaccurate or misleading  in any  material respect as of the date such representation or warranty was made due to voluntary action  undertaken by the Company  or a failure by the Company to take action.

The Debentures, Warrants and Preferred Shares (collectively, the “Securities”) were issued in a private placement, were not registered under the Securities Act of 1933, as amended (the "Act), and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act.

Reference is made  hereof with respect to the issuance of  the Securities. The gross proceeds from the offering were approximately $5,775,000 in cash and other consideration. In connection with this transaction, the Company paid commissions to Duncan Capital, LLC, as placement agent including warrants exercisable for 120,800 shares at $2.50 per share plus up to 24,160 warrants exercisable at $3.50 per share and 24,160 warrants exercisable at $4.00 if additional securities are issued upon exercise of warrants by the Buyers.

The Company relies upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the Securities were sold to a limited number of sophisticated accredited investors, (b) the Securities were sold without any general solicitation or public advertising, (c) the Buyers provided the Company with representations customary for a private placement of securities, and (d) the Securities to be delivered to the Buyers will bear restrictive legends.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB.  Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB.  Our actual results could differ materially from those discussed here.

History and Development of the Company

Technology Consulting Partners ("TCP") was incorporated in September 2001 as a Colorado corporation. As of September 30, 2003, most of our efforts had been devoted to organizing the corporation and raising approximately $120,000 in a private offering. During June 2002, we received our first consulting job which involved placing two consultants with Siemens Business Technologies.

On December 15, 2003, TCP entered into an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc., and TechnoConcepts, Inc. and the stockholders of TechnoConcepts Inc., a Nevada corporation, pursuant to which TCP acquired all of the outstanding shares of TechnoConcepts capital stock in exchange for a controlling interest in TCP. The transaction was completed on February 17, 2004 as reported in the Current Report on Form 8-K, dated February 18, 2004, and incorporated herein by reference.

On April 15, 2004, the Company amended its Articles of Incorporation to change its name to TechnoConcepts, Inc.

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

Plan of Operations

We have not earned any revenues to date.  However, in November 2004, the Company announced it had signed confidentiality agreements with three companies in the Peoples Republic of China ("China") interested in adopting its proprietary True Software Radio™ technology for advanced communications product applications. As a result of the Company's efforts in China, the Company's technology is currently under consideration by several organizations there, for use in both government and commercial applications.

In July 2004, TechnoConcepts signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly develop products that will include TechnoConcepts' True Software Radio™ technology. The developer is Taiwan's first microwave and satellite communications company whose clients include Lucent and NEC, among many others.

The company also plans to seek to establish strategic relationships with both component manufacturers and “total solution” providers.

The company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products.  The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

The company has increased its staff substantially in the past few months and expects to expand the staff in the future as conditions and qualified staff becomes available.

Liquidity and Capital Resources

In November and December 2003, the Company entered into various unsecured convertible note agreements for receipt of $333,675.  These notes carry an interest rate of  between 8% to 11% per annum, with all interest and principal due in  April, 2004. At the time of maturity, notes  totaling $316,675 were  converted  into 697,641 shares of common stock.  The balance of notes totaling $17,000 have not yet been converted and are currently in default.

In January and February 2004, the Company entered into convertible notes aggregating $905,000.  The notes incur interest at the rate of 10% per annum and are due on January 31, 2005.  The notes are convertible anytime after June 30, 2004 at a conversion price of $1.75 per common share.  Interest is payable quarterly, in cash or stock.  The Company has not paid the interest due April 30, July 31, and October 31, 2004.  As a result, the notes are currently in default.

The Company has a working capital deficiency of $1,282,689 at September 30, 2004, and a cumulative loss from operation of $2,039,663 and a negative cash flow from operations of $1,141,988.  As a result of the securities offerings below, the Company believes it has sufficient funds for the next year.

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement (the "Registration Rights Agreement"), and a security agreement (the “Security Agreement”) with certain institutional investors (the "Buyers").  Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction was approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments.  Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion,  be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission (“SEC”)).  In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days.  On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures.

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004,  (the "Preferred Stock Purchase Agreement"), with an institutional investor (the "Preferred Stock Buyer"), pursuant to which the Company sold, and the Preferred Stock Buyer purchased, 800 shares of  Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration of $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.

Risk Factors That May Affect Future Results

We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below and the other information contained in this document before making an investment decision. These risks and uncertainties are not the only ones facing TechnoConcepts or which may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event, the value of our common stock could decline, and investors could lose all or part of their investment. This report also contains forward-looking statements that involve risks, uncertainties, and other speculative factors.

The Company cannot and does not make any warranty or guarantee regarding the Company’s business, financial, and operating results. Our actual results may differ from those described in the forward-looking statements in this document. This could occur because of the risks, uncertainties, and speculative factors described below and elsewhere in this report.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW.

We expect to have significant operating losses and to record significant net cash outflow in the near term. Our business has not generated sufficient cash flow to fund the commercialization of our proprietary technology and our planned operations without resorting to external sources of capital. We anticipate that finishing product commercialization and establishing market share of True Software Radio™ will require substantial capital and other expenditures.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH, AND WE MAY NOT BE ABLE TO OBTAIN IT ON TERMS ACCEPTABLE TO US OR AT ALL.

We believe that our existing assets, anticipated debt and equity financing, and expected revenue growth will be sufficient to fund our operations for at least the next year. However, if we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we make acquisitions, we will need to raise additional capital from equity and/or debt sources. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

OUR SUCCESS DEPENDS ON THE ACCEPTANCE AND USE OF OUR TRUE SOFTWARE RADIO™ TECHNOLOGY.

The success of the Company will to a large extent depend on the acceptance of True Software Radio™ technology in a market that is only beginning to define itself.  Our strategy is currently to consummate relationships with strategic partners that can facilitate our entry into a variety of markets in North America and China. Eventual success is also based on the ability to deliver reliable products and services to interested wireless products/service providers on time and within required performance parameters. As previously stated, the potential net income to be derived from such business has not been represented as fact to attract public investment.  Rather, these are estimates based on products and services derived from comparative industry-specific statistics, based on providing a new solution to an already well established industry (not a product in a new product category requiring costly new marketing and/or research and development of a presently non-existent non-developed product).. There can be no assurances that the Company will succeed in providing a marketable solution to the wireless networks with this technology and this specific plan or operational strategy.

ADOPTION OF A UNIVERSAL WIRELESS TELECOMMUNICATIONS TRANSMISSION PROTOCOL MAY SIGNIFICANTLY DIMINISH THE NEED FOR OUR PRODUCTS/TECHNOLOGY.

If a universal mobile telecommunications protocol, such as UMTS or W-CDMA is adopted internationally for cellular communications, the industry may no longer need the ability of True Software Radio™ to resolve the current disparity among competing wireless protocols. While True Software Radio™ would continue to provide frequency agility and a more efficient utilization of bandwidth, the demand for our technology may be significantly diminished, impacting anticipated sales and revenues.

ONE OR MORE COMPETITORS MAY DEVELOP PRODUCTS AND/OR GAIN MARKET ACCEPTANCE BEFORE WE DO.

The global wireless telecommunications market is intensely competitive and is subject to rapid technological change, evolving industry standards, and regulatory developments.  Our potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, installed customer bases, and long-standing relationships with customers. If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, including, but not limited to: the successful completion of our technology commercialization effort, continuing to establish strategic alliances with wireless telecommunications providers, the introduction of our new True Software

Radio™ technology and products to the market, establishment of quality fabricators to support sales of the products, delivery of our products and services on-time and within required specifications, and continued maintenance, upgrade and improvement of our technology. There can be no assurance that we will be able to successfully execute all elements of our strategy.

THE WIRELESS TELECOMMUNICATIONS INFRASTRUCTURE MARKET MAY GROW MORE SLOWLY THAN WE EXPECT OR MAY EXPERIENCE A DOWNTURN.

Growth in demand for and acceptance of our new products is highly uncertain. We believe that many of our potential customers may not be fully aware of the benefits of True Software Radio™ or may choose to acquire other products or services. It is possible that our True Software Radio™ products and services may never achieve market acceptance. If the market for our products does not grow or grows more slowly than we currently anticipate, our business, financial condition, and operating results would be materially adversely affected.

THE RELIABILITY OF MARKET DATA INCLUDED IN THIS REPORT IS UNCERTAIN.

Since we are operating in a new and rapidly changing market, with new products and services, we have included market data obtained both from internal Company estimates and industry publications. Industry publications generally state that the information contained in them has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe industry market data used in this report to be reliable, it has not been independently verified. Similarly, internal Company estimates, while believed by us to be reliable, have not been verified by any independent sources.

WE PLAN TO EXPAND RAPIDLY, AND MANAGING OUR GROWTH MAY BE DIFFICULT.

We expect our business to continue to grow rapidly both geographically and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage our growth. If sufficient working capital cannot be obtained initially, or in the event that revenue levels fall below those necessary to continue growth for the Company’s wireless products and services, the Company may be forced to discontinue operations and will effectively be out of business. The management would make every effort to notify its shareholders, partners and vendors well in advance and would attempt to compensate by liquidating assets or selling the Company before a total loss is incurred.   Management is optimistic that the Company could be consumed into the commercial wireless communication semiconductor industry or into a division of a defense contractor, because of its past successful track record in this niche area. The patents are also considered valuable, saleable assets worth considerable cost for anyone to replicate. With regard to these financial risks, the management has two alternative strategies for the Company’s survival and for the protection of its investors:

1.

Current and future management would continue to grow the Company with strategic partners, utilizing a joint venture vehicle or seeking a merger/acquisition to reduce the risk of huge cash investments in developing and marketing our products and services.

2.

Worst case scenario: the Company would sell or seek liquidity before damaging its investors and creditors or the orderly market for its securities, before insolvency.

THE FAILURE TO ATTRACT AND RETAIN ADDITIONAL KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

The Company realizes that new sources of talent/personnel are needed to promote growth and foster shareholder value. We hope to avoid personal control issues that may thwart the progress of the growth for the Company and shareholder value, and the management has decided that shortly after the Company is sufficiently capitalized, it would be in the best interests of the Company and its shareholders to recruit new executive managers who would focus on the Company’s core competencies. We depend to a significant extent upon the continuing services and contributions of our senior management team and other key personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

IF THIRD PARTIES CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, WE MAY BE PREVENTED FROM SELLING CERTAIN PRODUCTS AND INCUR SIGNIFICANT EXPENSES TO RESOLVE THESE CLAIMS.

Third parties may claim that we are infringing their intellectual property rights. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert our management and key personnel from our business operations and may require us to modify or cease marketing our products or services, develop new technologies or products/services, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they paid for infringing products. If such claims are asserted, we cannot assure you that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products/services or use of certain technologies.

Although we believe that our intellectual property rights are sufficient to allow us to develop our technology and to sell our planned products/services without violating the valid proprietary rights of others, we cannot assure you that our technologies or products/services do not infringe on the proprietary rights of third parties or that third parties will not initiate infringement actions against us.

MANY OF THESE RISKS AND UNCERTAINTIES ARE OUTSIDE OF OUR CONTROL AND ARE DIFFICULT FOR US TO FORECAST. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements required by this item appear on pages F-1 to F-14.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 27, 2004, the client-auditor relationship between TechnoConcepts, Inc., (formerly known as Technology Consulting Partners, Inc) and Cordovano and Honeck, P.C. ("Cordovano") ceased as the former principal independent accountant was dismissed. The decision to change accountants was approved by the Board of  Directors.

Cordovano's audit reports as of September 30, 2003 and 2002 and for the two years then ended on TechnoConcepts Inc.'s (formerly known as Technology Consulting Partners, Inc) consolidated financial statements, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. It did contain the following statement regarding the Company's ability to continue as a going concern:

"The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the  financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the two most recent fiscal years ended  September 30, 2003 and 2002 and in the subsequent interim periods through the date of dismissal on August 27, 2004 there were no disagreements with Cordovano on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Cordovano would have caused Cordovano and Honeck, P.C. to make reference to the matter in their report.

On December 17, 2004, the Company appointed Seligson & Giannattasio, LLP, North White Plains, New York, as its principal independent accountants.

The Company had not previously consulted with Seligson & Giannattasio, LLP regarding either (i) the application of accounting principles to  a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as  defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions) between the Company and Cordovano, the Company's previous principal independent accountant, as there were no such disagreements, or any other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the Company's  most recent fiscal year ended September 30, 2003, and any later interim period up to and including the date the relationship with Cordovano ceased. Neither has the Company received any written report  nor any oral advice concluding that there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

ITEM 8A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our  current disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. The Company was late in  the filing  of several current reports on Form 8-K during the year. The Company has instituted additional disclosure controls and has hired additional staff and professionals to prevent future late filings.

There has been no significant change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers Prior to the Exchange

The following table sets forth the names, ages and offices of the executive officers and directors of Technology Partners Consulting, Inc. during 2003 and through the date of the Exchange.

     Name

Age

Position

Frederick R. Clark, Jr.

35

President and Director

James H. Watson, Jr

41

Outside Director

Directors and Executive Officers Following the Exchange and Presently Serving

The following table sets forth the names, ages and offices of our current executive officers and directors, each of whom was appointed at, or following, the Exchange.

     Name

Age

Position

Antonio E. Turgeon

56

Chairman/CEO

Dr. Feng Yuh  Juang

52

Vice Chairman

Ronald M. Hickling

46

Chief Technology Officer

Michael Handelman

47

Chief Financial Officer

Richard Hines

55

Director

Michael Ussery

53

Director

George Lange

65

Director

John Mansfield

57

Director

The following is a biographical summary of the business experience of our present directors and executive officers:

Antonio E. Turgeon, Chairman and CEO, age 56, has served the Company since its inception in April 2003, brings 30 years of international and domestic experience in computer and communications systems, software technology and applications services. Prior to TechnoConcepts, he was a principal in The Sunrise Group, a consulting firm that provided business development services to early stage high-tech companies. From 1994 to 1999 he served as an advisor to a Scandinavian-based venture capital firm, as well as executive vice president for Dolphin Interconnect Solutions, Inc., a portfolio company designing Gigabyte hardware interconnect and software technology for the high-availability, scalable, server clustering market. He was a founder and served as president and CEO of SOTA Electronics Inc. from 1988 to 1994, a company that designed communications security products and the world’s first PC managed universal applications Smartcard. From 1978 to 1988 he was president of Digital Applications Corporation, a company he founded to develop software and hardware applications for the aerospace industry. Mr. Turgeon holds a B.A. in Mathematics form the University of California, Los Angeles, an M.S. in Computer Science from West Coast University and completed coursework requirements for an M.S. in Applied Mathematics.

Dr. Feng Yuh (Richard) Juang, Vice Chairman, age 52, has served the company since June 2003, and received his Ph.D. in electrical engineering from the University of Michigan in Ann Arbor, his M.S. in Institute of Applied Physics at Chung-Yuan University in Taiwan and a B.S. in electronic engineering from Tamkang University, also in Taiwan.  He has significant expertise in engineering, specifically in the areas of ultra high speed device design and development; high performance optical modulation and switching device; 100GHz Modulation Doped FET design and development; low noise microwave amplifier; and wireless communications devices to the board. He has a very prestigious background with having published more than 50 scientific articles in the Electronics Engineering and Communications industry. Dr Jaung is the director of Ahoku Electronic Company in Taipei, Taiwan, ROC and an advisor for AceNet Technology, Inc. in ShenZhen, China and also president of Rich Capital Group, of Fremont, California and the Vice President of Business Development at NeoAxiom Corporation, San Jose, California.  He previously held a similar Vice Presidential position at Acute Communications Corp. both in the U.S. and Taiwan.  Prior to that he was Vice President of marketing and sales at Acer NeWeb Corp., Satellite Communications Department Manager at Microelectronic Technology Inc., head of the solid state electronic device department at Chung-Shan Institute of Science and Technology and Associate Professor at the Institute of Applied Physics, Chung-Yuan University.

Ronald M. Hickling, Co-Founder, CTO, Director, age 46, has served the Company since March of 2003, and was the founder of the entity in 1991 that initially developed the Company’s True Software Radio technology. He holds a master of science in electrical engineering from UCLA. He has more than 20 years of experience in communications systems and integrated circuits related to communications for U.S. defense and commercial contractors. Beginning in 1980, Mr. Hickling began his career with Hughes Space and Communications, a Hughes Aircraft company, developing circuits for satellite communications. In this capacity he developed customer integrated circuits using silicon CMOS and Bipolar technology, and actively participated in the early research and development efforts of using Gallium Arsenide (GaAs) digital circuits in spacecraft. During his tenure at Hughes, Mr. Hickling was appointed Group Head, in leading research projects, for GaAs digital circuits. Additional projects included Intelsat VI, Magellan, and Navstar/GPS and he also contributed to the Very High Speed Integrated Circuit Program (VHSIC). In 1984 he left Hughes to pursue commercial ventures. He joined start up Gigabit Logic in 1984 and headed development teams on numerous mixed-signal communications projects. He was involved in collaboration development efforts with contract clients such as DEC, Rockwell-Collins, Bell Communications Research and others. Mr. Hickling founded TechnoConcepts in 1991 and serves as Chief Technology Officer. He has been responsible for securing more than $1.1 million in Federal SBIR funds to develop the key technology elements of its True Software Radio products. He has been awarded three patents and currently has two patents pending. He has published in numerous industry journals and is a member of the IEEE and Tau Beta Pi.

Michael Handelman, age 47, has served the Company since November 2004.  He has over 23 years financial management experience. Prior to joining Techno Concepts, Inc., he held various senior executive positions for several publicly traded companies. He was chief financial officer and chief operating officer of Global Business Services, Inc., a publicly traded retail postal and business services company. Earlier, he was chief financial officer of Interglobal Waste Management Inc., a start up publicly traded manufacturing company in Camarillo, CA, and vice president and chief financial officer of Janex International, a $32 million publicly traded children's toy manufacturer and the Los Angeles Kings, a $45 million National Hockey League franchise.  Mr. Handelman is a Certified Public Accountant and holds a B.S. in Accounting from the City University of New York.

Richard Hines, age  55,  has served the Company since July 2004.  Prior to this, he served as an elected official in the South Carolina House of Representatives. He held various executive positions in the Reagan Administration in executive branch agencies such as the U.S. Department of Transportation and Interstate Commerce Commission. In the U.S. General Services Administration, he was the principal interface for the agency in charge of business and industry relations, as well as a catalyst for reform for acquisition policies within the government. After leaving the public sector, he became Vice-President of Electronic Data Systems, a billion dollar corporation with over 60,000 employees, where he was responsible for U.S. Government sales.  He combined his talent and experience in the private and public sectors to form RTH Consulting in 1997. His history of political activism was, most recently, extended to aid the campaign of President Bush in the South Carolina Primary of the 2000 Presidential election. He continues to be involved in local, regional, and federal politics and has an active voice in the current Bush Administration. In April of this year, he participated in the Government Roundtable in Athens, Greece, where he spoke alongside former President Bush, Mikhail Gorbachev, and other European leaders, as well as prominent businessmen.

Michael Ussery, age 53, has served the Company since August 2004.  Prior to this he worked as an international public affairs advisor and business developer with extensive investments and financing experience in East Europe. He is a former U.S. Ambassador to Morocco who has international private sector experience in marketing, negotiations, strategic planning, and project development; he held his title from 1988 thru 1992.  In government he has held senior positions during the Libya conflict, Gulf War, Afghan War, and Mid-East peace process. Mr. Ussery has worked for more then 35 countries, and in the past decade he has worked with more then (60) companies and organization including numerous Fortune 500 and top international corporations, and has advised foreign governments. Mr. Ussery has been a founder of five companies and two non-profit organizations, and is a veteran of seven presidential and congressional campaigns. He was a national fund raising Vice Chairman, policy contributor and Arkansas field manager of the 2000 Bush  - Chaney Campaign. Mr. Ussery serves as a Co-Founder and chairs the Advisory Board of the Romania Moldova Direct Fund, and in Bulgaria he is a recent Co-Founder of InfoMed and Netcare Bulgaria. Appointed by the Virginia Governor, Ussery is one of seven Commissioners of Vint Hill Economic Development Authority, converting a U.S. military base into a commercial and residential development. In the field of education, Mr. Ussery is President and CEO of the Coordinating Council for The International University, a non- profit organization creating American higher education in developing countries. He has served on the Advisory Board and spoken at numerous prestigious Colleges across the U.S. including Yale, the University of South Carolina, VMI, the George Mason University and Newberry College.

George Lange, age 65, has served the Company since September 2003.  He also has been a Co-Founder of various companies, a Business Consultant and Electronic Engineer within aerospace, defense, and the consumer product industry. His multi-discipline experience covers product and business development, circuit and systems Design Engineer and operations and organizational staffing. He has assisted with company start-up activities, merger and acquisitions, restructuring, funding and performed in executive capacity. Clients have been diverse in size and types; Fortune “500” companies, individual inventors, and foreign businesses, including the Ford Motor Company Corporate offices, Control Data Corporation, Hughes Aircraft Company, Lockheed Corporation, Litton Industries, Plantronics Corporation, Teledyne Corporation, Coopers and Lybrand, JJ Barnicke, Bendix Electrodynamics and  Ramo Corporation. His experiences have culminated into a wide breath of practical knowledge and a deep insight of various facets of business growth and management development. He attended both Northrop Institute of Technology and the University of California at Los Angeles. He is involved in civic and community service activities applying his business skills to his elected government position appointments to City, County and State Agency Boards and various non-profit Organization Boards of Directors.

John Mansfield, age 57, has served the  Company since December 2003.  He has earned valuable experience in several industries, including heavy equipment, property development and building, medical information technology and management, insurance, and financial advisory services. He operates Axis Capital LLC, a Georgia-based company that specializes in advisory services for companies in transition, including start-ups, turnarounds, new growth initiatives and mergers and acquisitions. He has assisted with strategic planning, business plan development financial structuring and re-structuring for such conglomerates as JMJ Technologies, Admiralty Corporation, Accent Mortgage Corporation, and AlumniWorldwide.com, and many others. His history includes seven years in sales and marketing, including Director of Sales and Marketing for an international heavy equipment manufacturer, followed by 18 years operating businesses in land development and property management, including involvement in numerous syndicated investment transactions. He served for seven years as a Director of the Ontario (Canada) New Home Warranty Corporation and was a member of its executive committee and chairman of its audit committee. Following his board term, he was retained by the Corporation to perform advisory services. He currently serves as a Director of a publicly traded healthcare management company, American HealthChoice, and is chairman of its audit committee. Mr. Mansfield is a graduate of Wilfred Laurier University, Waterloo, Ontario, Canada.

John Hwang, Member of the Office of the Chairman and Vice President of Business Development, began his career in the high tech industry as Vice President of Sales and Corporate Manager at Samsung America, Inc., where he led Samsung to become number one market share leader in monitors worldwide.  He then was president of a number of other entrepreneurial high-tech companies, with successful sales increases achieved at each.  Mr. Hwang earned his BS degree in economics from Rutgers University in 1985.

Dr. Jae Jung, Executive Vice President of Engineering,  received his Ph.D. in the Department of Computer Science and Engineering from the University of California at San Diego, La Jolla, CA, a Master of Science in Computer Science from the University of California at San Diego, La Jolla, CA, a Master of Science in Electrical Engineering from the Korea Advanced Institute of Science and Technology, Seoul, Korea, and a Bachelor of Science in Electrical Engineering from the Seoul National University, Seoul, Korea.  Prior to his position with TechnoConcepts, Dr. Jung was a founder and served as Chief Executive Officer of NeoPace Telecom Corporation, which specialized in VoIP and network processor chips. Prior to that he served as Executive Director of the Network Department at Samsung Electronics in Seoul Korea where he was the architect of, and managed a team of 130 engineers developing, the Samsung ADSL chipset. Prior to that he served as Senior Manager of Engineering for SONY Wireless Telecommunications Company in San Diego, CA, where he engineered two next generation CDMA projects, including a CDMA smart phone. He previously held a similar senior managerial position, responsible for VLSI Design for GI Motorola in San Diego, CA, where he was responsible for a video (MPEG2) encoder system.

Dr. Oleg Panfilov, Chief Scientific Officer, received his Ph.D. degree from the Moscow Institute of Long Radio Communication in 1971 (Russia). Working in the fields of signal and data processing Dr. Panfilov held different positions from engineer to the director of laboratory. Since his immigration to the USA in 1979 he has worked as a senior math analyst in Bedford Research Associates, as a research scientist and  staff engineer in Unisys Corporation, a senior consulting analyst in NCR, a distinguished member of technical staff in Motorola and as an independent consultant in the system design of Doppler radars, computer systems and networks as well as in wireless communication systems. His primary interests include design of high performance data and signal processing systems. Considerable portion of his professional career Dr. Panfilov devoted to identifying perspective technologies providing the highest return on investments. He formulated required characteristics for systems realizing the perspective technologies. The results of his research and findings have been published in over forty domestic and international publications. He has given multiple talks at international conferences on high performance computer systems, networks and communication systems.

Lap Wai Chow, Senior Scientist, received his B.S. degree in Electrical Engineering and M.Phil. degree in Material Science from the Chinese University of Hong Kong in 1978 and 1980, respectively. From 1980 to 1982 he worked at Universal Semiconductor in San Jose, developing CMOS Gate-array and 32K/64K/ROM technology. In 1982 he joined Elcap Electronics of Hong Kong, where he was responsible for establishing the CMOS design department for the development of SRAM and DRAM technology. He founded Data Research in Hong Kong in 1983 which specialized in the development of high temperature (more than 250 degrees C) CMOS circuits used in seismic applications. He joined Hughes Research Laboratories in 1985, working on various high-speed CMOS research projects. He is a founder of TechnoConcepts, Inc. and in 1996 was also involved in the founding of InnoTest, Inc., a Hsinchu Science Park technology company in Taiwan. Mr. Chow holds nine patents and has 12 patents pending, mostly in the areas of CMOS technology and high speed computing architecture.

Director Independence

The Board believes that the interests of the stockholders are best served by having at least a majority of objective independent representatives on the Board.

In determining independence, the Board applies the standards established by the Nasdaq Stock Market.  In conjunction with this report, the Board has evaluated all relationships between each director, and the Company and has made the following determinations with respect to the “independence” of each director:

Director	Status
Antonio Turgeon	Not independent
Dr. Feng Yuh Juang	Not independent
Richard Hines	Not Independent
Ronald Hickling	Not Independent
Michael Ussery	Independent
George Lange	Independent
John Mansfield	Independent

Based on the foregoing analysis, it was determined that a majority of our directors are not “independent” directors under the standards established by Nasdaq.

The Board will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Committees of the Board

In order to facilitate the various functions of the Board of Directors, in February 2004, the Board created a standing Audit Committee.  Committee assignments are re-evaluated annually and approved by the Board of Directors at its annual meeting that follows the annual meeting of the stockholders.

Audit Committee.   The Audit Committee operates pursuant to a written charter that was adopted in February 2004.  Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors.

Board Meetings and Executive Sessions

During the year ended September 30, 2004, the Board of Directors held one formal meetings.

By resolution adopted by the Board of Directors, commencing in 2004, the non-management members of the Board will meet on a regular basis, not less than twice annually, in executive session without management present.  Executive sessions are to be led by a “Lead Director” designated by the non-management directors.  An executive session is held in conjunction with each regularly scheduled Board meeting and other sessions may be called by the Lead Director in his or her own discretion or at the request of the Board.

Nomination of Directors

Effective February 2004, the Board of Directors established a standing Corporate Governance/Nominating Committee.  The Corporate Governance/Nominating Committee for implementing and carrying out appropriate processes by which nominees for election as directors are selected.

In assessing potential director nominees, the Corporate Governance/Nominating Committee is expected to look for candidates who possess a wide range of experience, skills, areas of expertise, knowledge and business judgment, high integrity and demonstrated superior performance or accomplishments in his or her professional undertakings.  The

Corporate Governance/Nominating Committee may utilize the services of a search firm to help identify candidates for director who meet the qualifications outlined above.

The Board will also consider for nomination as director qualified candidates suggested by our stockholders.  Stockholders can suggest qualified candidates for nomination as director by writing to our corporate secretary at 15531 Cabrito Road, Van Nuys, California 91406.  Submissions that are received that meet the criteria outlined above are forwarded to the Corporate Governance/Nominating Committee for further review and consideration.

Codes of Ethics

In February 2004, the Board of Directors adopted a Code of Business Ethics covering all officers, directors and employees.  We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All of our employees are required to certify that they have reviewed and understood the Code of Business Ethics.

The Board of Directors, in April 2004, also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers.  This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB and is available for review at the SEC’s web site at www.sec.gov.

Contacting the Board

Any shareholder who desires to contact our Lead Director or the other members of the Board of Directors may do so by writing to: Board of Directors, TechnoConcepts, Inc. 15531 Cabrito Rd., Van Nuys, Ca. 91406.  Communications received electronically or in writing are distributed to the Lead Director or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received. For example, if any complaints regarding accounting, internal accounting controls and auditing matters are received, then they will be forwarded by the Secretary to the Chairman of the Audit Committee for review.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served during 2004 as a member of the board of directors or compensation committee of any entity that has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the period from our inception on  February 17, 2004 to September 30, 2004, no salary or any other compensation was paid to the Company’s Chief Executive Officer or any officer for the services provided to us.

Employment Contracts

As of September 30, 2004 we had no other employment agreements with any of our employees but intend to enter into employment agreements with key officers and employees.

Compensation of Directors

Commencing April 2004, each director who is not an employee is paid (1) an annual fee of $20,000, payable in quarterly installments, (2) $1,000 per day per meeting, including one travel day for each meeting for out-of-state directors, and (3) out-of-pocket expenses. Each non-employee director is also granted options to purchase 50,000 shares of our common stock on initial appointment and 20,000 options following each subsequent shareholders meeting after which the director continues to serve.  In addition, each non-employee director is paid $500 per meeting for each committee meeting attended.  The Chair of the Audit Committee is paid an annual fee of $7,500.  Other committee chairs are paid an annual fee of $1,000.

Equity Compensation Plan Information

At September 30, 2004, we had no equity award plans in place and no outstanding options, warrants or rights to acquire shares of our common stock under plans either approved, or not approved, by our security holders.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 12, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

The following table sets forth information as of January 12, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address

         Number of Shares

    Percentage

of Beneficial Owner (1)

         Beneficially Owned (2)

      of Class

Directors and Named Executive Officers

Antonio E. Turgeon (3)

3,311,000

13.31%

Dr. Feng Yuh Juang (3)

500,000

2.01%

Ronald M Hickling (3)

25,000

*

Michael Handelman (3)

0

*

Richard Hines (3)

0

*

Michael Ussery (3)

0

*

George Lange  (3)

0

*

John Mansfield (3)

0

*

All directors and executive officers

 as a group (8 persons)

3,836,000

15.32%

5% Shareholders

Brilliante Entertainment Corp.

1,325,000

5.3%

Fleet Financial

1,667,000

6.7%

Daniel A. Nye

1,400,000

5.6%

TechnoConcepts Inc, a California Corp.

1,970,000

7.9%

__________

*

Less than 1%

(1)

Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 11, 2005.

(2)

The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)

Address is 15531 Cabrito Rd., Van Nuys, CA  91406

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are party to an agreement with an entity in which one of our Directors, Richard Hines, has a financial interest. The  agreement calls for the entity to perform consulting services and strategic marketing to government and international agencies with general assistance in support of marketing the products of the Company. The agreement also calls for monthly fees of $10,000 and runs from August 1, 2004 until January 31, 2006.

ITEM 13.

EXHIBITS

Exhibit

Number

Description of Exhibit

 2.1

Agreement and Plan of Merger by and Between Technology Consulting Partners, Inc. and TechnoConcepts, Inc. dated December 15, 2003. (1)

  4.1

Form of  7% Secured Convertible Debenture

  4.2

Form of  Common Stock Purchase Warrant

  4.3

Certificate of Designation of Series B Convertible Preferred Stock of the Company

10.1.1

Securities Purchase Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.1.2

First Amendment to Securities Purchase Agreement dated November 17, 2004.

10.2

Registration Rights Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.3

Security Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.4

Preferred Stock Purchase Agreement dated November 17, 2004 by and between the Company and Triumph Capital.

14.1

Code of Ethics for CEO and Senior Financial Officers

31.1

Section 302 Certification of CEO

31.2

Section 302 Certification of CFO

32.1

Section 906 Certifications

________________

 (1)

Incorporated herein by reference to the respective exhibit included in the Current Report on Form 8-K dated February 17, 2004.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

2004
Audit fees (1)	25,000
Audit related fees	-
Tax fees	-
All other fees	-
Total	25,000

The Audit Committee is presently developing a policy relating to the pre-approval of all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.  As of January 13, 2005  the policy had not yet been finalized.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Techno Concepts, Inc.

Dated:

January 13, 2004

By:

/s/  Antonio E. Turgeon

President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

        Date

/s/ Antonio E. Turgeon

Chairman of the Board, President

January 13, 2004

ANTONIO E. TURGEON

and Chief Executive Officer

(Principal Executive Officer)

/s/ Michael Handelman

Chief Financial Officer

January 13, 2004

MICHAEL HANDELMAN

(Principal Accounting and Financial

Officer)

/s/ Ronald Hickling

Director

January 13, 2004

RONALD HICKLING

/s/ George Lange

Director

January 13, 2004

GEORGE LANGE

/s/ John Mansfield

Director

January 13, 2004

JOHN MANSFIELD

_____________________

Director

January 13, 2004

DR. FENG YUH JUANG

________________

Director

January 13, 2004

RICHARD HINES

_________________

Director

January 13, 2004

MICHAEL USSERY

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

TechnoConcepts, Inc.

(A corporation in the development stage)

Van Nuys, CA

We have audited the accompanying balance sheets of TechnoConcepts, Inc.  (a corporation in the development stage) as of September 30, 2004 and December 31, 2003, the related statements of operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2004 and December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechnoConcepts, Inc. as of September 30, 2004 and December 31, 2003, and the result of its operations and its cash flows for the periods ended September 30, 2004 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company is a development stage company.  The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Seligson & Giannattasio, LLP

Seligson & Giannattasio, LLP

N. White Plains, NY

January 13, 2005

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Balance Sheets

September 30,

December 31,

2004

2003

ASSETS

Current assets:

Cash

$    66,558

$     25,765

Prepaid expenses

          727

              --

Total current assets

67,285

25,765

Fixed assets, net

28,743

1,570

Other assets:

Intellectual property and patents

 8,000,000

 8,000,000

Total assets

$8,096,028

$8,027,335

========

========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable

$       9,000

$    460,874

Due to related parties

160,000

340,000

Convertible notes payable

921,985

333,675

Accrued expenses payable

    258,989

            743

Total current liabilities

 1,349,974

  1,135,292

Shareholders' equity:

Preferred stock, $.001 par value, 5,000,000

shares authorized, 32,000 and 16,000 shares

issued and  outstanding

32

16

Common stock, $.001 par value, 50,000,000

shares authorized, 24,852,671 and 7,930,320 shares

issued and outstanding

24,852

7,930

Additional paid in capital

8,764,841

7,996,062

Subscriptions receivable

(4,008)

(4,008)

Deficit accumulated during the development stage

 (2,039,663)

 (1,107,957)

Total stockholders' equity

  6,746,054

  6,892,043

Total liabilities and shareholders' equity

$8,096,028

$8,027,335

========

========

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Operations

January 1, 2004

May 26, 2003

May 26, 2003

To

(Date of Inception)

(Date of Inception)

September 30, 2004

To December 31, 2003

To September 30, 2004

Revenues:

Earned revenue

$             --

$               --

$              --

Operating expenses:

General and administrative

  880,812

   1,107,214

  1,988,026

Total operating loss

(880,812)

 (1,107,214)

(1,988,026)

Other income (expense):

Other income

3,000

--

3,000

Interest expense, net

      (53,894)

           (743)

     (54,637)

Net loss

$ (931,706)

$(1,107,957)

$(2,039,663)

========

=========

=========

Weighted shares outstanding:

Basic

19,424,421

7,930,320

Diluted

19,424,421

7,930,320

Loss per share:

Basic

$(.05)

$(.14)

Diluted

(.05)

(.14)

See accompanying notes to financial statements.

TechnoConcepts Inc.

( A Corporation In The Development Stage)

Comprehensive Statement of Stockholders’ Equity

From May 26, 2003 (Date of Inception) To September 30, 2004

Preferred Stock

Common Stock

Paid-In

Subscriptions

Accumulated Deficit

Shares

Amount

Shares

Amount

Capital

Receivable

During Development Stage

Balances, beginning of period

        --

$    --

              --

$       --

$             --

$         --

$              --

Shares issued for:

Initial capitalization

8,000

8

4,000,000

4,000

--

--

--

Subscription receivable from founders

--

--

--

--

--

(4,008)

--

Acquisition of Technoconcepts (CA)

  8,000

   8

 3,930,320

 3,930

7,996,062

--

Net loss

        --

     --

                --

        --

              --

         --

 (1,107,957)

Balances, December 31, 2003

16,000

16

 7,930,320

7,930

7,996,062

 (4,008)

 (1,107,957)

Shares issued for:

Conversion of debentures

--

--

697,641

698

315,977

--

--

Consulting services

--

--

4,525,030

4,525

464,348

--

--

Effect of merger

16,000

16

11,699,680

11,699

(11,546)

--

--

Net loss

        --

     --

               --

         --

             --

        --

  (931,706)

 32,000

$  32

 24,852,671

$24,852

$8,764,841

$ (4,008)

$(2,039,663)

=====

====

========

======

========

======

=========

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Cash Flows

January 1, 2004

May 26, 2003

May 26, 2003

To

(Date of Inception)

(Date of Inception)

September 30, 2004

To December 31, 2003

To September 30, 2004

Cash flows from operating activities:

Net loss

$ (931,706)

$(1,107,957)

$(2,039,663)

Adjustments to reconcile net loss from operations to

net cash used in operating activities:

Depreciation

1,556

--

1,556

Changes in operating assets and liabilities:

Increase in prepaid expenses

(727)

--

(727)

Increase in accounts payable

21,452

460,873

482,325

Increase in accrued expenses

   73,777

     340,744

   414,521

Net cash used in operating activities

(835,648)

(306,340)

(1,141,988)

Cash flows from investing activities:

Acquisition of fixed assets

(28,559)

(1,570)

(30,129)

Cash flows from financing activities:

Proceeds from notes payable

    905,000

     333,675

 1,238,675

Net increase in cash and cash equivalents

40,793

25,765

66,558

Cash and cash equivalents, beginning of period

      25,765

               --

              --

Cash and cash equivalents, end of period

$     66,558

$     25,765

$    66,558

========

========

========

Supplemental cash flow information:

Interest paid

$              --

$             --

$             --

========

========

========

Income taxes paid

$              --

$             --

$             --

========

========

========

Non-cash investing and financing activities

Acquisition of intellectual property

$               --

$8,000,000

$             --

Shares issued in payment of consulting fees

464,348

--

464,348

Shares issued for conversion of convertible debt

316,675

--

316,675

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business - TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter, a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, TechnoConcepts has developed a technology which it has named True Software Radio ("TSR"). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing, allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM. The Company was incorporated under the laws of the State of Nevada in May, 2003.

Development stage company - The Company is in the development stage in accordance  with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Cash and Equivalents -  The Company considers investments with an initial maturity of three months or less to be a cash equivalent.

Bad debts - The company recognizes bad debts under the direct write-off method.  The Company has not had any bad debts since inception.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continued

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended September 30, 2004: expected volatility of 70%; risk free interest rate of between 3.36% and 3.69%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996.  Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net loss and loss per share consists of the following:

	September 30,	December 31,
	2004	2003

Net loss as reported	$ (931,706)	$ (1,107,957)
Effect of stock options, net of tax	99,606	--

Proforma net loss	$(1,031,312)	$ (1,107,957)
Proforma diluted loss per share	$(.05)	$(.14)

Fixed assets – Fixed assets are stated at cost.  Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which is 5 years.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continued

Loss per share - The Company has adopted SFAS No. 128 “Earnings Per Share”.  Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

Intellectual Property – Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA) (Note 8).  These assets are being used in the development of the Company’s products.  Upon the products reaching salability, the Company will amortize these assets over a five year period on a straight-line basis.

Research and Development Costs - Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized.  Research and development costs include internal costs and payments to consultants.

Recent Accounting Pronouncements - The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  “Consolidated Financial Statements”.  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continued

Recent Accounting Pronouncements – (Continued)

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.  The effective date includes those entities to which Interpretation 46 had previously applied.  However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continued

Recent Accounting Pronouncements – (Continued)

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is a mandatorily redeemable share, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period. Beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Fair Value

The Company has a number of financial instruments, none of which is held for trading purposes.  The Company estimates that the fair value of all financial instruments at September 30, 2004 and December 31, 2003, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 2     FIXED ASSETS

Fixed assets are comprised of the following:

September 30,

December 31,

2004

2003

Computer equipment

$30,451

$1,570

Accumulated depreciation

    1,708

     --

$28,743

$1,570

======

=====

NOTE 3     CONVERTIBLE NOTES PAYABLE

In November and December 2003, the Company entered into various unsecured convertible note agreements for receipt of $333,675.  These notes carry an interest rate of  between 8% to 11% per annum, with all interest and principal due in  April, 2004. At the time of maturity, notes  totaling $316,675 were  converted  into 697,641 shares of common stock.  The balance of notes totaling $17,000 have not yet been converted and are currently in default.

NOTE 4     CONVERTIBLE DEBENTURES

In January and February 2004, the Company issued convertible notes aggregating $905,000.  The notes incur interest at the rate of 10% per annum and are due on January 31, 2005.  The notes are convertible any time after June 30, 2004 at a conversion price of $1.75 per common share.  Interest is payable quarterly, in cash or stock.  The Company has not paid the interest due April 30, July 31, and October 31, 2004.  As a result, the notes are currently in default.

NOTE 5     RELATED PARTY TRANSACTIONS

Two founders of the Company have performed consulting services for which the Company has paid or accrued consulting fees.  For the period ended December 31, 2003, consulting services of $500,000 were provided by these founders. Of this amount, $160,000 was paid in 2003 and $180,000 was paid in 2004.  The remaining balance of $160,000 is accrued at September 30, 2004.  In addition these founders received 1,109,184 shares in the original capitalization of the Company.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 6     INCOME TAXES

At September 30, 2004, the Company has a net loss carry forward totaling $1,622,781 that may be offset against future taxable income through 2023. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

Deferred income taxes are comprised of the following:

September 30,

December 31,

2004

2003

Net operating loss

$645,996

$122,325

Consulting fees

--

183,586

Interest payable

103,098

--

Related party consulting fees

   63,693

  135,437

812,787

441,348

Less:  valuation allowance

 812,787

  441,348

$         --

$          --

======

======

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At the time the allowance will either be increased or reduced; Reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.  It is management’s position that the deferred tax asset be recorded when there is positive evidence it will be realized.

Income tax expense is comprised of the following:

September 30,

December 31,

2004

2003

Current:

Federal

$   --

$   --

State

   --

   --

   --

   --

Deferred:

Federal

--

--

State

   --

   --

Total income tax expense

$  --

$   --

===

===

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 7     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficiency of $1,282,689 at September 30, 2004, and a cumulative loss from operation of $2,039,663 and a negative cash flow from operations of $1,141,988, which raises substantial doubt about its ability to continue as a going concern.   These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon a successful future public offering and ultimately achieving profitable operations.  Towards these ends, the Company raised $5,775,000 through two offerings of securities in November 2004 (note 11).  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8      ACQUISITION OF TECHNOLOGY CONSULTING PARTNERS, INC.

In February, 2004, the Company completed an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc. “Registrant”, and the Company, pursuant to which the Registrant acquired all of the outstanding shares of TechnoConcepts capital stock in exchange for a controlling interest in the Registrant. The Exchange has been accounted for as a recapitalization of Technology Consulting Partners, Inc. with TechnoConcepts, Inc. as the acquirer (a "reverse acquisition").

NOTE 9     FAILED ACQUISITION OF G-2 SOFTWARE SYSTEMS

In July 2004, the Company agreed to acquire G-2 Software Systems, Inc. in exchange for $9,500,000.  In December 2004, the Company determined not to complete the transaction.

NOTE 10     LEASE COMMITMENT

In June 2004, the Company entered into a rental agreement for office and lab space.  The agreement calls for rent totaling $1,204 per month on a month-to-month basis.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

September 30, 2004

NOTE 11     SUBSEQUENT EVENTS

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement (the "Registration Rights Agreement"), and  a security agreement (the “Security Agreement”) with certain institutional investors (the "Buyers").  Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction was approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments.  Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion,  be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission (“SEC”)).  In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days.  On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures.

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004,  (the "Preferred Stock Purchase Agreement"), with an institutional investor (the "Preferred Stock Buyer"), pursuant to which the Company sold, and the Preferred Stock Buyer purchased, 800 shares of  Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration of $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.