Form 10QSB
period 2004-12-31
TECHNOCONCEPTS, INC.
filed 2005-02-22
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number 333-90682

TechnoConcepts, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1605055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15531 Cabrito Road

Van Nuys, CA 91406

(Address of principal executive offices)

(818) 988-3364

(Registrant's telephone number including area code)

 (Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

    [X ] Yes     [  ] No

As of December 31, 2004, the Registrant had 24,854,965 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure format:

       Yes [ ] No [ X ]

INDEX

Page No.

Part I: Financial Information

  Item 1.  Financial Statements

   Condensed balance sheet, December 31, 2004   (unaudited)

3

   Condensed statement of operations, three months ended December 31, 2004,

   three months ended December 31, 2003 and May 26, 2003 (inception)

   through December 31, 2004 (unaudited)

4

   Condensed statement of changes in stockholders’ equity,

   three  months ended December 31, 2004 (unaudited)

5

   Condensed statements of cash flows, three months ended

   December 31, 2004, and  October 1, 2001 (inception)

   through December 31, 2004 (unaudited)

6

   Notes to condensed financial statements (unaudited)

7

  Item 2. Management's Discussion and Analysis or Plan of Operations

11

  Item 3. Controls and Procedures

13

Part II.  Other Information

  Item 1. Legal Proceedings

14

  Item 2. Changes in Securities

14

  Item 3. Defaults Upon Senior Securities

16

  Item 4. Submission of Matters to a Vote of Security Holders

16

  Item 5. Other Information

16

  Item 6. Exhibits

 17

Signatures

18

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.

(A Corporation In The Development Stage)

Balance Sheets

December 31,

September 30,

2004

2004

(Unaudited)

ASSETS

Current assets:

Cash

$ 2,963,726

$     66,558

Prepaid expenses

             727

           727

Total current assets

2,964,453

67,285

Fixed assets, net

45,504

28,743

Other assets:

Intellectual property and patents

8,000,000

 8,000,000

Debt issuance costs, net

       417,938

              --

Total assets

$11,427,895

$8,096,028

See accompanying notes to financial statements.

TechnoConcepts, Inc.

(A Corporation In The Development Stage)

Balance Sheets

December 31,

September 30,

2004

2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable

$    61,503

$       9,000

Due to related parties

61,000

160,000

Convertible notes payable

921,985

921,985

Accrued expenses payable

   206,040

    258,989

Total current liabilities

 1,250,528

 1,349,974

Convertible notes payable

 3,975,000

              --

Total liabilities

 5,225,528

 1,349,974

Shareholders' equity:

Preferred stock, $.001 par value, 5,000,000

shares authorized, 32,000 and 16,000 shares

issued and  outstanding

32

32

Common stock, $.001 par value, 50,000,000

shares authorized, 24,854,965 and 24,852,671 shares

issued and outstanding

24,854

24,852

Additional paid in capital

8,765,581

8,764,841

Subscriptions receivable

--

(4,008)

Deficit accumulated during the development stage

  (2,588,100)

 (2,039,663)

Total stockholders' equity

   6,202,367

  6,746,054

Total liabilities and shareholders' equity

$11,427,895

$8,096,028

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Operations

(Unaudited)

October 1, 2004

May 26, 2003

To

October 1, 2003

(Date of Inception)

December 31, 2004

To December 31, 2003

To December 31, 2004

Revenues:

Earned revenue

$             --

$             --

$               --

Operating expenses:

General and administrative

    459,536

   941,354

   2,447,562

Total operating loss

(459,536)

(941,354)

(2,447,562)

Other income (expense):

Other income

--

--

3,000

Interest expense, net

     (88,901)

        (743)

     (143,538)

Net loss

$   (548,437)

$ (942,097)

$(2,588,100)

Weighted shares outstanding:

Basic

24,852,671

7,930,320

Diluted

24,852,671

7,930,320

Loss per share:

Basic

$           (.02)

$         (.12)

Diluted

(.02)

(.12)

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Cash Flows

(Unaudited)

October 1, 2004

May 26, 2003

To

October 1, 2003

(Date of Inception)

December 31, 2004  To December 31, 2003

To December 31, 2004

Cash flows from operating activities:

Net loss

$ (548,437)

$(942,097)

$(2,588,100)

Adjustments to reconcile net loss from operations to

net cash used in operating activities:

Depreciation

29,856

--

31,412

Changes in operating assets and liabilities:

Increase in prepaid expenses

--

--

(727)

Increase in accounts payable

52,503

460,874

534,828

(Decrease) increase in accrued expenses

   (151,210)

    340,743

       263,311

Net cash flows from operating activities

   (617,288)

   (140,480)

  (1,759,276)

Cash flows from investing activities:

Acquisition of fixed assets

     (18,752)

              --

       (48,881)

Cash flows from financing activities:

Proceeds from notes payable

3,975,000

--

5,213,675

Debt acquisition costs

(445,800)

--

(445,800)

Stock subscriptions received

        4,008

              --

           4,008

Net cash flows from financing activities

  3,533,208

              --

    4,771,883

Net change in cash and cash equivalents

2,897,168

(140,480)

2,963,726

Cash and cash equivalents, beginning of period

       66,558

    166,245

                 --

Cash and cash equivalents, end of period

$2,963,726

$     25,765

$ 2,963,726

Supplemental cash flow information:

Interest paid

$              --

$             --

$              --

Income taxes paid

$              --

$             --

$              --

Non-cash investing and financing activities

Acquisition of intellectual property

--

--

8,000,000

Shares issued in payment of consulting fees

--

--

464,348

Shares issued for conversion of convertible debt

and interest

742

--

316,675

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

December 31, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of TechnoConcepts, Inc. contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2004 and September 30, 2004 and the statements of operations and cash flows for the three months ended December 31, 2004 and 2003.

The results of operations for the three months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

Debt Issuance Costs  - Debt issuance costs are the costs incurred relating to the convertible notes.  The costs are amortized over the term of the related indebtedness.

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

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

December 31, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continued

Stock Based Compensation (continued)

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996.  Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net loss and loss per share consists of the following:

	Three Months Ended
	December 31,	December 31,
	2004	2003

Net loss as reported	$ (548,437)	$ (942,097)
Effect of stock options, net of tax	(129,960)	--

Proforma net loss	$ (678,397)	$ (942,097)
Proforma diluted loss per share	$ (.03)	$ (.12)

NOTE 2           CONVERTIBLE NOTES PAYABLE

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

NOTE 3     CONVERTIBLE DEBENTURES

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

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

December 31, 2004

NOTE 4     RELATED PARTY TRANSACTIONS

Two founders of the Company have performed consulting services for which the Company has paid or accrued consulting fees.  For the period ended December 31, 2003, consulting services of $500,000 were provided by these founders. Of this amount, $439,000 has been paid.  The remaining balance of $61,000 is accrued at December 31, 2004.  In addition these founders received 1,109,184 shares in the original capitalization of the Company.

NOTE 5     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a cumulative loss from operations of $2,588,100 and a negative cash flow from operations of $1,759,276, which raises substantial doubt about its ability to continue as a going concern.   These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon a successful future public offering and ultimately achieving profitable operations.  Towards these ends, the Company raised $3,975,000 through two offerings of securities in November 2004.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6      CONVERTIBLE DEBENTURES

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

Notes to Financial Statement

December 31, 2004

NOTE 6      CONVERTIBLE DEBENTURES (continued)

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

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004,  (the "Preferred Stock Purchase Agreement"), with an institutional investor (the "Preferred Stock Buyer"), pursuant to which the Company agreed to sell, and the Preferred Stock Buyer agreed to purchase, 800 shares of  Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration equal in value to $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.  This transaction has not yet been completed.

NOTE  7      PAYMENT OF STOCK SUBSCRIPTION

In December 2004, stock subscriptions receivable totaling $4,008 were paid.

NOTE  8     LEASE OF NEW OFFICE SPACE

In December 2004, the Company entered into a lease agreement with a third party.  The lease is for a three-year period commencing March 1, 2005 for $13,543 per month.  The agreement, among other provisions, contains clauses for annual rent increases and additional rent for expenses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As of December 31, 2004, the Company has a working capital  of $1,713,925, cumulative losses from operations of $2,588,100 and a negative cash flow from operations of $617,288.  We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures.  The amount and timing of cash requirement swill depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products.  We believe that our current cash and cash equivalents on hand, should be sufficient to fund our operations for at least the next 12 months.  Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing.  There can be no assurance that such additional financing would be available on acceptable terms, if at all.  If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced.   If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective.  In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

Plan of Operations

We have not earned any revenues to date.  The Company’s strategy is to become a leading provider of wireless communication technology by offering True Software Radio ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

To date the Company has entered into three preliminary agreements with potential strategic partners for the joint development of True Software Radio handset components.   None of the preliminary agreements assure that the Company will realize any revenue from the sale or license of its products or technology.

The Company intends to seek to establish strategic relationships with both component manufacturers and “total solution” providers. The Company believes that incorporation of its True Software Radio technology will enable its industry partners to provide less expensive service along with seamless roaming and global interoperability, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location, mobile multimedia web browsing, including music and video downloads, public safety and homeland security. Elements of the Company’s strategy include:

Selling to the Portable Device Market

The Company anticipates opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•

Sales of True Software Radio “engines” (essentially very small wireless “motherboards”) to portable device manufacturers;

•

Non-recurring engineering fees for integration services to large manufacturers that want to adopt True Software Radio technology into their products and license fees based upon units sold under their own brand names (embedded products); and

•

OEM licensing agreements for physical/data link layer software to handset manufacturers.

The Company has not entered into definitive agreements of the type referred to above as of the date of this report.

Selling to the Base Station Market

The Company believes that True Software Radio technology will contribute to the obsolescence of conventional wireless technology.  The True Software Radio transceiver is capable of providing at least three times the capacity of a conventional unit, making the per-channel cost equal to roughly one-third. The Company anticipates revenue generation from the base station market primarily from four sources:

•

Base station transceiver hardware sales;

•

Licensing of base station software for physical and data link layer processing to infrastructure makers;

•

Strategic partnerships for international deployment of base station systems;

•

Non-recurring engineering (NRE) fees for the development of custom interfaces to the Company’s physical/data link layer software to government agencies and to their contractors.

The Company has not entered into definitive agreements of the type referred to above as of the date of this report.

Military Uses

The Company’s True Software Radio technology can provide seamless communications between various service branches and between allied forces in joint operations across all bands, including satellite communications. The Company is pursuing direct military sales and strategic partnerships (none of which have been consummated as of the date of this report) with major defense contractors such as Lockheed-Martin, General Dynamics, TRW, BAE Systems, Northrop Grumman, Rockwell Collins, Boeing, and others.

Public Safety

The Company’s True Software Radio technology can provide seamless communications between various local public safety agencies that otherwise may not be able to “talk” to one another during an emergency.  The Company is actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security.

Accelerating Growth through Partnering and Acquisition

Because the highly competitive wireless communication technology marketplace is changing rapidly, the Company wishes to broaden and build depth in its planned product/service lines as quickly as possible. The Company also recognizes the need to achieve critical mass with a global presence in order to establish a leadership position in the market. To that end, the Company’s strategic initiatives include:

•

Preemptively developing partnerships and relationships with processor companies, and wireless communication service providers, emphasizing multiple protocol capabilities and supporting multi-vendor purchase strategies by service providers;

•

Preemptively developing strategic partnerships with one or more major digital signal processor suppliers;

•

Developing and maintaining an integrated development team with system, hardware, and software/firmware expertise;

•

Preemptively developing partnerships and relationships with RF semiconductor service providers and distributing high volume components on an OEM (remarked) basis through one or more of these firms;

•

Licensing older designs while continuing to develop new hardware and software; and

•

Developing leading edge software and firmware.

The Company also recognizes that consummating strategic acquisitions can help expand the Company's geographic presence, and obtain specialized management and technical talent. To this end, the Company will consider acquiring companies that will help enable the Company to accelerate growth, accelerate technical development and commercialization of True Software Radio, add complementary product and service lines, diversify the Company into new markets, expand the Company’s geographic presence, acquire capable management, gain new technical capabilities, and/or gain a larger share of the existing market.

The Company has no agreement or understanding to acquire any other company as of the date of this report.

To date, the company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products.  The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

The Company currently has nine full time employees and anticipates having to increase its staff substantially in the future in order to execute the Company’s strategy.

RESULTS OF OPERATIONS - Period Ended December 31, 2004

We incurred General and Administrative expenses of $459,536 as a result of overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and  professional fees. For the same period ended December 31, 2003, we had incurred expenses of $941,354.

ITEM 3. CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2.  Changes in Securities and Use of Proceeds

On November 17, 2004 (the “Closing Date”) the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement (the "Registration Rights Agreement"), and  a security agreement (the “Security Agreement”) with certain institutional investors (the "Buyers").  Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

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

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005.  As of the date hereof, the Company has not yet filed the required registration statement.  The Company also agreed to use its best efforts to cause such registration to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date.  Certain damages will be incurred by the Company for failing to file and/or have the registration statement declared effective, in a timely manner.   Failure to have the registration statement declared effective by the 240th day following the Closing Date is an event of default under the Debentures.  The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

In addition, the Company has entered into a Security Agreement, pursuant to which the Company has granted the Debenture holders a first priority lien on all of the assets of the Company and its subsidiaries.  The Security Agreement contains customary representations, warranties and covenants.

The Buyers are set forth in the Schedule of Buyers to the Purchase Agreement.

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004,  (the "Preferred Stock Purchase Agreement"), with an institutional investor (the "Preferred Stock Buyer"), pursuant to which the Company agreed to sell, and the Preferred Stock Buyer agreed to purchase, 800 shares of  Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration valued at $2,000,000.   The Warrants are identical to the Warrants issued to the Buyers.  This transaction has not yet been completed.

The preferences, limitations and relative rights with respect to Series B Preferred Stock are summarized below:

Series B Preferred Stock

Designation and Amount; Rank.  800 shares have been designated as "Series B Preferred Stock". Shares of Series B Preferred Stock have a par value of $2,500 per share and rank senior to all series of preferred stock and common stock.

Dividends.  Shares of Series B Preferred Stock will bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per Preferred Share. Such dividends shall be payable in cash or common stock, as the Board of Directors shall determine.

Conversion. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of Common Stock, subject to certain anti-dilution adjustments. The shares of Series B Preferred Stock are automatically converted into shares of common stock on the third anniversary of the issuance date unless the shares of the Company’s common stock are not quoted on the Nasdaq National or Small Cap markets.

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

The Debentures, Warrants and Preferred Shares (collectively, the “Securities”) were issued in private placement transactions which were not registered under the Securities Act of 1933, as amended (the "Act), and these Securities may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act.

The gross proceeds from the offering of the Securities were approximately $7,013,675 in cash and other consideration. In connection with the Company’s sale of the Securities, the Company paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,500 and also issued warrants exercisable for 120,800 shares at $2.50 per share. 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

In issuing the Securities, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the Securities were sold to a limited number of sophisticated accredited investors, (b) the Securities were sold without any general solicitation or public advertising, (c) the Buyers provided the Company with representations customary for a private placement of securities, and (d) the Securities to be delivered to the Buyers will bear restrictive legends.

ITEM 3. Defaults Upon Senior Securities.

The Company has failed to make payments of principal and interest due under various unsecured convertible note agreements.  Currently, the outstanding and unpaid aggregate amount due under these agreements is approximately $921,985.  As a result, the Company is currently in default under these agreements.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 22, 2005

TECHNOCONCEPTS, INC.

(formerly Technology Consulting Partners, Inc.)

By:   /s/ Antonio E. Turgeon

Antonio E. Turgeon

Chief Executive Officer

Date:  February 22, 2005

By:   /s/ Michael Handelman

Michael Handelman

Chief Financial Officer

18