Form 10KSB/A
period 2004-09-30
TECHNOCONCEPTS, INC.
filed 2005-05-02
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to

Commission File No. 333-90682

TECHNOCONCEPTS, INC.

(Formerly known as Technology Consulting Partners, Inc.)
(Name of Small Business Issuer in its charter)

Colorado	84-1605055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6060 Sepulveda Blvd., Suite 202
Van Nuys, Ca. 91411
(Address of principal executive offices)(Zip code)
Issuer’s telephone number, including area code: (818) 988-3364
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, no par value	OTC, Bulletin Board

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     The Issuer’s revenues for the fiscal year ended September 30, 2004 were $0.

     The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 1, 2005 was 25,561,150. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 12, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $53,368,766.

DOCUMENTS INCORPORATED BY REFERENCE
None

     Transition Small Business Disclosure Format: Yes ☐ No ☑

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

               TechnoConcepts Inc. (the “Company”) is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing various hardware products designed to facilitate wireless communication, the Company has developed a patented technology designed to dramatically improve the way wireless signals are received and processed. This technology, which the Company calls True Software Radio, enables direct device-to-device communication, even among otherwise incompatible wireless standards and formats (CDMA, TDMA, GSM), by incorporating a cost-effective transmitter/receiver/processor system on a computer chipset. True Software Radio enables the replacement of conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing which allows wireless signals like those from cell phones, radios or televisions to be processed and translated at the point of origin. The Company believes that this technology will be incorporated into next-generation multi-mode radios that can handle multiple frequency bands, process multiple transmission protocols, and be easily and cost-effectively reconfigured and upgraded. The Company believes that its True Software Radio technology will help enable:

•	Cell phone users to enjoy seamless roaming anywhere in the world, with over-the-air software upgrades, service enhancements and multiple service provider connectivity;

•	Base station operators to increase frequency spectrum utilization and to upgrade cost-effectively with only software revisions;

•	Police, fire and other emergency agencies to communicate directly with each other regardless of their disparate radio systems; and

•	Allied military forces to communicate directly with each other regardless of their disparate radio systems.

               The Company plans to design, develop and, using foundry partners, manufacture Application Specific Integrated Circuits (ASICs), chipsets and other electronic components based on its proprietary technology and to license these products to major telecommunications equipment suppliers for integration into their wireless communications products. As a development stage company, TechnoConcepts has not yet commercialized its proprietary technology, but the Company believes it is making good progress in doing so. The Company is in the process of developing relationships with a number of major wireless communications companies, in order to incorporate its proprietary technology across a broad spectrum of consumer, industrial, and military applications.

History and Development of the Company

               Technology Consulting Partners, Inc. (“TCP”) was incorporated in September 2001, as a Colorado corporation with the intention of providing high technology consulting services to its clients. In June 2002, TCP received its first consulting job which involved placing two consultants with Siemens Business Technologies, however, through September 30, 2003, most of TCP’s efforts were devoted to organizing the corporation and raising approximately $120,000 in a private offering. TCP filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on January 9, 2003.

               TechnoConcepts Inc. (“TCI”) was incorporated in April 22, 2003, as a Nevada Corporation with the intention of designing, developing, and marketing wireless communications solutions. On May 26, 2003, the Company purchased the intellectual property assets comprising the True Software Radio technology (the “Technology”) from TechnoConcepts, Inc., a California corporation (“TCI California”) in exchange for 8,000 shares of TCI Series A Convertible Preferred Stock and 3,933,320 shares of TCI Common Stock. TCI California, which was privately funded, developed the Technology while completing a series of research projects in the mid-1990s, including a Department of Energy Small Business Innovative Research (SBIR) project. Included in the transferred Technology was TCI California’s initial patent application for its Direct Conversion Delta-Sigma Receiver which TCI California filed on February 2, 1999. The original technical team that developed the Technology continues to work for the Company.

               On December 15, 2003, TCP entered into an Agreement and Plan of Merger with TCI, whereby TCP acquired all of the issued and outstanding shares of capital stock of TCI in exchange for shares of TCP representing a controlling interest in TCP (the “Exchange”). The Exchange was completed on February 17, 2004. Unless the context indicates otherwise the terms the “Company,” “TechnoConcepts” and “we” refer to TCI prior to the Exchange and the combined companies thereafter.

               In April 2004, the Company entered into a Memorandum of Understanding with Taiwan-based, Wistron NeWeb Corporation, a major manufacturer and designer of mobile wireless communications products. Under this agreement, the parties will collaborate in developing commercial product applications for the Company’s True Software Radio technology in mobile consumer products. Wistron NeWeb, an Acer company, delivers wireless communication systems to many of the world’s recognized leaders in wireless technology. The agreement provides for TechnoConcepts’ True Software Radio technology to be incorporated into Wistron NeWeb’s next generation wireless products to deliver advanced capabilities for commercial applications for the PCS/GPRS mobile handset marketplace.

               In April 2004, the Company entered into a Technology Application Agreement with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications. The agreement provides for the incorporation of the Company’s True Software Radio technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications.

               On April 15, 2004, the Company amended its Articles of Incorporation to change its name from Technology Consulting Partners, Inc. to TechnoConcepts, Inc.

               In June 2004, Patent No. 6,748,025 was granted to the Company, allowing 19 different claims for the conversion of RF signals directly into high-speed digital data (R/D) streams, which are then sorted and demodulated with digital signal processing. This patent is the first of a series of applications the Company intends to file that form the basis for the Company’s True Software Radio technology. On November 4, 2004, the Company filed a continuation application with new claims to Patent No.

6,748,025. This continuation, if approved, will broaden the scope of TechnoConcepts’ current patent protection.

               In July 2004, the Company signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly design, develop and market next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace and that incorporate the Company’s True Software Radio technology.

               In November 2004, the Company completed a private placement of convertible debentures, shares of preferred stock and warrants with several institutional investors. Net proceeds to the Company from these transactions were approximately $5,775,000. See “Recent Sales of Unregistered Securities” under Item 5 of this report.

Recent Events

               In February 2005, the Company entered into its first commercial license agreement for its True Software Radio technology. The agreement is with China Electronics Shanghai Corporation, a division of China Electronics Corporation (CEC), a $5 billion conglomerate under the direct supervision of the central government of China, with 16 wholly-funded subsidiaries, 30 share-holding companies, two overseas operations and six publicly listed companies. The license agreement is subject to approval of the United States Department of Export License Control and to regulations of the Peoples Republic of China, whose approvals are anticipated to be received. Under the terms of the license agreement, if CEC incorporates the TSR technology in its next generation products, TechnoConcepts will receive a technology access fee as well as a future royalty stream based on the sale of such products. If the required governmental approvals are obtained, TechnoConcepts expects to realize revenue from the license agreement in 2005, with more significant revenue anticipated beginning in 2006.

               On February 25, 2005, the Company entered into an Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company will acquire all of the assets and business of Asanté and substantially all of its liabilities in exchange for 1,111,111 shares of the Company’s Common Stock, valued, for purposes of this transaction, at $4.50 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition includes a two year earn-out provision whereby the Company will issue additional shares of the Company’s Common Stock worth $3,000,000 if certain revenue goals are achieved. The Board of Directors of both companies has approved the transaction. The acquisition, which is subject to completion of customary consents, customary closing terms and conditions as well as shareholder and lien holder approval, is expected to close by the end of April 2005. Asanté, based in San Jose, CA, is a leading provider of networking solutions for the small-medium business market.

Wireless Communications Market

               Mobile phones, personal digital assistants (PDAs), Bluetooth and WiFi-enabled laptop and handheld computers, and other types of wireless communications devices continue to proliferate. According to EMC World Cellular analysts’ September 2004 forecasts, there will be an estimated 2.45 billion mobile telecommunications subscribers worldwide by 2009. EMC, a member of the Informa Group, is an authoritative wireless industry source for operational data research and analysis, providing market intelligence on the wireless industry since 1984. Their analysts anticipate that the two largest markets will be China and the US, where the Company has been establishing many strategic relationships.

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

Products

               Software Radio is a wireless communications device that uses software instead of hardware to perform signal processing, giving it the ability to support any and all wireless standards simultaneously. The Company has used its proprietary knowledge to produce low-cost, industry-unique, frequency-agile, True Software Radio ASIC transceiver (transmitter/receiver) technology that replaces conventional analog circuitry, combining its proprietary delta-sigma converters with software based digital signal processing. In short, the Company has created a chip that houses software that enables information (audio, video or data) signals to be extracted directly from the carrier with no intervening circuits. Just as large mainframe computers evolved to small hand-held PDAs, the Company has taken a proven technology and refined it to the point where it will function directly on the antennae of either the sending or receiving wireless device – and process the signals at that point.

               True Software Radio consists of software embedded on a proprietary semiconductor chip that “grabs” the radio frequency signal at the antenna and immediately translates it from analog to digital and from one type of transmission (protocol) to another – without the need for a physical middle digital signal processing device. Wireless communication devices equipped with the Company’s True Software Radio Technology can receive, translate and understand communications from radio frequencies broadcast in disparate formats.

               The Company’s data indicates that a single True Software Radio module can handle as much as five times more voice traffic than current hardware. Additionally it can handle the value-added high-speed data and video traffic linked to the wireless Internet without requiring any supplementary hardware or software. True Software Radio can handle any protocols in the licensed and unlicensed frequency range. The current version of the technology will operate from one MHz to 5.6 GHz. In addition, True Software Radio technology provides the additional capability for directly capturing global positioning (GPS) signals and processing navigation information as well. True Software Radio technology can be applied to a wide range of markets since this technology can be used in any device that uses radio frequency (RF) signals.

     Benefits of True Software Radio Technology

The Company anticipates that adopting True Software Technology will enable:

•	Standard architecture for a wide range of communications products;

•	Non-restrictive wireless roaming by extending the capabilities of current and emerging commercial air-interface standards;

•	Uniform communication across commercial, civil, federal and military organizations;

•	Significant life-cycle cost reductions based on the design criteria;

•	Capacity in excess of five times more voice traffic than existing hardware;

•	Over the air downloads of new features and services as well as software patches;

•	Advanced networking capabilities to allow truly “portable” networks;

•	Reduced component (hardware and software) costs across multiple product lines; and

•	Staff reductions (Product Development, Operations, Production, Maintenance and other areas).

               The Company believes that manufacturers incorporating the True Software Radio technology into their products will realize considerable savings in the following areas:

•	Component Costs — having a single multifunctional component from TechnoConcepts that addresses all of their products will replace the need for numerous single function components and will reduce costs by reducing the volume of components to be purchased;

•	The Development of a Reusable Technology Base — software (firmware) which can be shared across product lines can result in lowered development costs and a quicker time to market when introducing a new product;

•	Staff Reductions — the leveraging of personnel familiar with TechnoConcepts’ technology across multiple product lines can replace teams of technical people for each product line. Areas where staff reductions might occur may include:

Engineering: Design, Development, Layout, Debug, Systems Test & Verification;

Production: Logistics, Purchasing, Manufacturing, Receiving, Incoming Inspection, and Quality Control; and

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

               In contrast, by digitizing the wireless signal functionally at the antenna, without the need for a down-converter and other intermediate processing, True Software Radio, with a single analog interface, eliminates conventional analog crosstalk. The architecture can be programmed to process any type of signal or multiple types of signals.

•	Conventional analog receivers typically use a double-conversion design. The architecture requires multiple external analog components, contains many analog interfaces, and can only decode one type of waveform.

•	A True Software Radio implementation based on TechnoConcepts’ very high speed analog-to-digital (A/D) converter has a single analog interface and can be programmed to process any type of waveform.

               The Company’s True Software Radio receiver has been demonstrated with TechnoConcepts’ proprietary gallenium arsenide (GaAs) semiconductor chip, a very high speed (multi-GHz clock rates) delta-sigma converter that digitizes signals by modulating the analog input (radio signal) into a high-speed one-bit digital data stream. The data stream is then processed, using logic circuits within the semiconductor, to produce a high resolution word stream at a slower data rate, thus eliminating the need for conventional down-converters and their external analog components. The converter is a closed-loop system in which the order of the loop and the input bandwidth may be manipulated for the desired resolution: a more focused bandwidth results in higher resolution.

               Portions of the underlying technology were originally developed under the Small Business Innovation Research (SBIR) Program sponsored by the U.S. Department of Energy. TechnoConcepts then took the development further by inventing a semiconductor architecture that simultaneously extracts the information signal from an incoming radio transmission and digitizes it with extremely high resolution. This architecture is capable of achieving dynamic ranges of up to 110 dB, enabling the processing of weak signals even in the presence of strong interference.

               All component production will be performed with foundry partners. The Company intends to fabricate its SiGe components with Jazz Semiconductor and its CMOS components with TSMC.

Marketing and Distribution

               The Company’s strategy is to become a leading provider of wireless communication technology by offering True Software Radio ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

               To date the Company has entered into three preliminary agreements with potential strategic partners for the joint development of True Software Radio components. None of these three preliminary agreements assure that the Company will realize any revenue from the sale or license of its products or technology.

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

               Selling to the Portable Device Market

               The Company anticipates opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•	Sales of True Software Radio “engines” (essentially very small wireless “motherboards”) to portable device manufacturers, such as PalmOne, Sony, Sharp and Toshiba;

•	Non-recurring engineering fees for integration services to large manufacturers such as Raytheon, Lockheed-Martin, BAE Systems, and Northrop that want to adopt True Software Radio technology into their products and license fees based upon units sold under their own brand names (embedded products); and

•	OEM licensing agreements for physical/data link layer software to handset manufacturers, such as Samsung, Nokia, Motorola, and Ericcson.

               The Company has not entered into definitive agreements with any of the companies referred to above as of the date of this report.

               Selling to the Base Station Market

               The Company believes that True Software Radio technology will contribute to the obsolescence of conventional wireless technology. The True Software Radio transceiver is capable of providing at least three times the capacity of a conventional unit, making the per-channel cost equal to roughly one-third. The Company anticipates revenue generation from the base station market primarily from four sources:

•	Base station transceiver hardware sales to companies such as Lucent, Nortel and MTI;

•	Licensing of base station software for physical and data link layer processing to infrastructure makers such as Siemens and Alcatel; and

•	Strategic partnerships for international deployment of base station systems with companies such as China Mobile, China Unicom and SK Telcom.

•	Non-recurring engineering (NRE) fees for the development of custom interfaces to our physical/data link layer software to government agencies in China, Germany, and the United States, and to their contractors, such as Lockheed Martin, General Dynamics, Raytheon, and Rockwell Collins.

               The Company has not entered into definitive agreements with any of the companies referred to above as of the date of this report.

               Military Uses

               The U.S. military also has radio interoperability problems (as reported in the Marine Corps Gazette, January 2003, RF Design, May 1, 2003, Army Communicator, Summer 2003, and many other sources) in that one branch of the service often cannot communicate with another branch because of different radio systems. During joint country operations, it is not unusual for one country’s radio system to be incompatible with the radio systems of other countries. The Company’s True Software Radio technology can provide seamless communications across all bands, including satellite communications. The Company is pursuing direct military sales and strategic partnerships (none of which have been consummated as of the date of this report) with major defense contractors such as Lockheed-Martin, General Dynamics, TRW, BAE Systems, Northrop Grumman, Rockwell Collins, Boeing, and others.

               Public Safety

               Local, state and federal agencies, which respond to public safety situations, also have radios and other communication devices that cannot currently communicate with each other. This prevents agencies which are all trying to help deal with the same emergency, from talking to each other or sharing database information. Using the Company’s True Software Radio technology can provide a flexible and rapid solution so that a variety of emergency workers can communicate directly with each other – firemen can communicate with policemen and FEMA personnel can coordinate with the National Guardsmen – a vitally n important need in our post-9/11 world. Additionally, the Company’s True Software Radio technology can be used to enable radio or telephone handsets to be switched from cellular to satellite communications in the event of a blackout disabling cellular base station operations. This capability would have been welcomed during the power blackout that affected the northeastern part of North America in 2003. The Company is actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security.

               Accelerating Growth through Partnering and Acquisition

               Since the highly competitive wireless communication technology marketplace is changing rapidly, the Company wishes to broaden and build depth in its planned product/service lines as quickly as possible. The Company also recognizes the need to achieve critical mass with a global presence in order to establish a leadership position in the market. To that end, the Company’s strategic initiatives include:

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

               The Company also recognizes that consummating strategic acquisitions can help expand the Company’s geographic presence, and obtain specialized management and technical talent. To this end, the Company will consider acquiring companies that will help enable the Company to accelerate growth, accelerate technical development and commercialization of True Software Radio, add complementary product and service lines, diversify the Company into new markets, expand the Company’s geographic presence, acquire capable management, gain new technical capabilities, and/or gain a larger share of the existing market.

               The Company will evaluate potential acquisitions based on the points identified in the previous paragraph taking into account the financial size, geographic influence, technical capabilities, management experience, current capital situation and needs of a potential acquisition target. Further, the Company will seek to identify synergies between a potential target and the Company’s own capabilities, strategies and resources. The Company will carefully consider the following factors prior to making any acquisition:

•	The culture of the potential target and its compatibility with TechnoConcepts’ values and operating/management approach;

•	The target’s existing technology base – does it offer flexible technologies that will expand, not limit TechnoConcepts’ opportunities;

•	The target’s customer base – how it can mesh with TechnoConcepts’ client base; and

•	The target’s current financing arrangements.

               On February 25, 2005, the Company entered into an Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company will acquire all of the assets and business of Asanté and substantially all of its liabilities in exchange for 1,111,111 shares of the Company’s Common Stock, valued, for purposes of this transaction, at $4.50 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition includes a two year earn-out provision whereby the Company will issue additional shares of the Company’s Common Stock worth $3,000,000 if certain revenue goals are achieved. The Board of Directors of both companies has approved the transaction. The acquisition, which is subject to completion of customary consents, customary closing terms and conditions as well as shareholder and lien holder approval, is expected to close by the end of April 2005. Asanté, based in San Jose, CA, is a leading provider of networking solutions for the small-medium business market.

               The Company has no agreement or understanding to acquire any company other than Asanté Technologies, Inc. as of the date of this report.

Patents, Trademarks and Other Proprietary Rights

               The Company owns Patent No. 5,563,598 issued in 1996. This patent includes nineteen claims underlying a differential comparator circuit for an analog-to-digital converter or other applications that include a plurality of differential comparators and a plurality of offset voltage generators. The Company intends to incorporate the differential comparator circuit technology in future True Software Radio multi-bit technology.

               The Company was awarded Patent No. Patent No. 6,748,025 in June 2004. This patent allowed nineteen different claims for the conversion of radio frequency (RF) signals directly into high-speed digital data (R/D) streams, which are then sorted and demodulated with digital signal processing. The Company has also filed a continuation application with nineteen new claims. The continuation to the existing patent will broaden the scope of the Company’s current patent protection.

               The Company recently filed a new patent application including twenty-three claims for protection of a multiple signal transmitter. While the Company’s current patent protects the receiver portion of the technology, the new filing seeks to protect the Company’s technology for converting digital data to RF, which will protect the transmission portion of the technology. The Company believes that this new filing, based upon a combination of innovative ideas and processes, has the potential to give the Company an extremely broad basis of protection for its direct conversion transceiver technology.

               The Company has also begun the process of obtaining patent protection in China, Hong Kong, Taiwan, and Korea under the international Patent Cooperation Treaty (PCT).

               The Company currently has additional applications in process and anticipates future patent filings, which will seek to establish a full family of patents, comprising the basis for the Company’s overall True Software Radio technology.

               In addition to patent protection, the Company relies on the laws of trade secrets and of unfair competition to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through confidentiality agreements with potential strategic partners, customers and suppliers. It also requires proprietary information and/or inventors’ assignment and non-disclosure agreements from all its employees and consultants. The Company has implemented other security measures, as well. Although the Company intends to protect its rights vigorously, there can be no assurance that all these measures will be successful.

               The Company believes that, because of the rapid pace of technological change in the wireless communications industry, patent and trade secret protections are extremely important – but they must also be supported by other dynamics such as expanding the knowledge, ability and experience of the Company’s personnel, new product introductions and continual product enhancements.

Research and Development and Product Testing

               Research and Development Activities

               Since its inception in April 2003, Company engineers have spent approximately 7,600 man hours on research and development activities relating to the Company’s technology and products.

               In April 2004 the Company entered into a Memorandum of Understanding with Taiwan-based, Wistron NeWeb Corporation, a major manufacturer and designer of mobile wireless communications products. Under this agreement, the parties will collaborate in developing commercial product applications for the Company’s True Software Radio technology in mobile consumer products. Wistron NeWeb, an Acer company, delivers wireless communication systems to many of the world’s recognized leaders in wireless technology. TechnoConcepts’ True Software Radio technology will be incorporated into Wistron NeWeb’s next generation wireless products to deliver advanced capabilities for commercial applications for the PCS/GPRS mobile handset marketplace.

               In April 2004 the Company entered into a Technology Application Agreement with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications. The agreement provides for the incorporation of the Company’s True Software Radio technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications.

               In July 2004, the Company signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly design, develop and market next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace and that incorporate the Company’s True Software Radio technology.

               In November 2004, the Company announced it had signed confidentiality agreements with three companies in the Peoples Republic of China interested in adopting its proprietary True Software Radio technology for advanced communications product applications. As a result of the Company’s efforts in China, the Company’s technology is currently under consideration by several Chinese organizations for use in both government and commercial applications. The applications under consideration involve base station equipment, set-top box and proprietary RF applications.

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

               The Company believes that the intensity of existing competition may actually work to the Company’s advantage in that the ability of the Company’s True Software Radio technology to transmit and receive multiple signals with a single chip or chipset may shatter the barriers within the wireless communications community, providing far reaching efficient and effective cost reductions and changes in the expansion and utilization of existing bandwidth. The Company believes that the unique features of True Software Radio systems in solving compatibility problems among communication systems with incompatible standards and operating frequencies, will give a decisive competitive advantage to those companies that adopt the technology. Because True Software Radio systems reconfigure themselves automatically to communicate with competing wireless standards (CDMA, GSM, TDMA, and countless others), adopters would benefit from improved system performance, less expensive service, and seamless interoperability and roaming. The Company also believes that True Software Radio has the potential to save billions of dollars when transitioning to new standards, dramatically reducing what it would conventionally cost for the worldwide transition from the GSM to WCDMA standard.

               Software Defined Radio (SDR) is a potentially competing technology, where software running on standard hardware platforms performs signal processing and other radio functions. Advocates assert that SDR will provide reconfigurable system architectures for wireless networks. Similar to True Software Radio, SDR may provide a more efficient and comparatively less expensive solution than conventional radios for the problem of building multi-mode, multi-band, multifunctional wireless devices that can be adapted, updated, or enhanced by using software upgrades. However, SDR requires a “double conversion” scheme, which first converts the incoming signal to an intermediate frequency (IF) and then proceeds to extract the information from the IF signal. This “downconversion” architecture utilizes multiple analog interfaces and thus can be prone to severe crosstalk. Furthermore, since the waveform decoding is generally done in the analog domain, the receiver can only process one type of signal. In contrast, True Software Radio utilizes a single analog interface, at the antenna, eliminating the need for downconversion and the additional signal processing. The architecture requires few external analog components and can be programmed to process any type of signal or multiple types of signals. The Company, therefore, believes that its True Software Radio technology will provide more efficient and less expensive products than can SDR.

               The True Software Radio patent protected design provides digital direct down conversion frequency from RF to its baseband equivalent without using external analog components. It is this unique feature that differentiates TechnoConcepts’ technology from its competitors’ products. This capability provides very flexible operation as well as inexpensive production. Combined with the necessary software, it provides the ability to implement true reconfigurable software radio technology by providing both frequency and standard independence for any communication device or component which incorporates the Company’s True Software Radio technology. Due to the architecture of the Company’s True Software Radio design, the technology is capable of being fabricated in low-power CMOS (Complementary Metal-Oxide Semiconductor) process technology, another industry first.

               There are several companies that have successfully developed front-end transceiver modules based upon integrating several analog circuits into a single integrated component. There are even those that have created integrated circuits that can work is multiple networks. The limitation of these solutions is that they are still restricted to predefined frequency bands and standards, and if either of those change a new component has to be designed and installed, thus increasing the product and maintenance cost. This is similar in concept to designing a radio receiver that selects two, three or four stations out of the complete frequency band to listen to. The Company’s solution allows the radio to be tuned to any frequency in the band. In addition, these components are manufactured in higher-power SiGe fabrication process which impacts battery life in hand-held applications.

               TechnoConcepts plans to compete on the basis of product features, quality, reliability, price, and dedicated customer support. The Company believes its technology provides a significant competitive advantage with respect to each of these factors.

Employees

               As of September 30, 2004, the Company had nine independent contractors, all of whom are now full-time employees. We intend to recruit and hire qualified additional personnel as needed to execute the Company’s strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

ITEM 2. DESCRIPTION OF PROPERTY

               Our executive offices are located in 7,410 square feet of office space located at 6060 Sepulveda Blvd., Suite 202 Van Nuys, California. This space is held pursuant to a three year lease that commenced on March 1, 2005 and provides for monthly rental payments of $13,543. These facilities house our executive offices as well as certain product development operations. Management believes that our present offices are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

               We are subject to legal proceedings from time to time in the ordinary course of our business. As of April 1, 2005, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

               The Company’s common stock commenced trading in the over-the-counter market on December 23, 2003, and prices for the common stock were quoted on the OTC Electronic Bulletin Board (“OTCBB”) under the symbol “TCPT.” No trading took place during the fiscal year ended September 30, 2003.

               Prior to the merger of Technology Consulting Partners, Inc. and TechnoConcepts, Inc. in February 2004, there was no established trading market in our common stock and trading therein was sporadic.

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

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2003	$1.12	$1.01

March 31, 2004	$5.20	$1.17

June 30, 2004	$6.65	$3.60

September 30, 2004	$6.69	$4.41

December 31, 2004	$5.55	$3.25

March 31, 2005	$5.55	$3.50

Holders

               As of April 1, 2005, there were approximately 700 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

               In November and December 2003, the Company entered into various unsecured convertible note agreements private investors for the receipt of an aggregate of $333,675 (the “Initial Notes”). These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. At the time of maturity, the notes were converted into 765,715 shares of the Company’s Common Stock.

               In January and February 2004, the Company entered into various unsecured convertible note agreements private investors for the receipt of an aggregate of $905,000 (the “Subsequent Notes” and together with the Initial Notes, the “Notes”). In November 2004, the Company issued additional Subsequent Notes in an aggregate amount of $200,000. The Subsequent Notes carried an interest rate of 10% per annum payable quarterly in cash or stock, with all interest and principal due on January 31, 2005. The notes were convertible into shares of the Company’s Common Stock at anytime after June 30, 2004. All of the Subsequent Notes have been converted into 694,571 shares of Common Stock.

               In January 2004, the Company issued 50,000 shares of its common stock to Berthel Fisher & Company Financial Services, Inc. pursuant to the terms of a Cooperation Letter between the parties in exchange for investment banking and advisory services to be provided by Berthel Fisher to the Company.

               On February 17, 2004, the Company completed its acquisition of the TechnoConcepts, Inc., a Nevada corporation, by issuing 3,930,320 shares of its Common Stock and 8,000 shares of its Series A Preferred Stock to the stockholders of the original TechnoConcepts, Inc. (the “Exchange”).

               On November 17, 2004 (the “Closing Date”) the Company entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s Common Stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

               The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. Pursuant to the terms of the Debentures, any interest amount unpaid will bear interest at the rate of 18% per annum until paid. The Debentures provide for various events of default that would entitle the holders of the Debentures to require the Company to immediately repay an amount equal to at least 130% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest thereon, in cash. During the pendancy of any default, the interest rate under the Debentures will increase to 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law. Because the Company’s obligations under the Debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the Debentures (the “Secured Parties”), the occurrence of an event of default permits the Secured Parties the right to take possession of all of the assets of the Company, to operate the business of the Company and to exercise certain other rights provided in the Security Agreement.

               Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005. As of the date hereof, the Company has not yet filed the required registration statement. As a result, the Registration Rights Agreement provides that the Company is obligated to pay a penalty equal to 1% of the aggregate purchase price paid by each purchaser for the Debentures on January 20, 2005 and an additional 1% on the 20th of each month thereafter until the registration statement has been filed. Any unpaid amount will bear interest at a rate of 18% per annum. The Company also agreed to use its best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date. Certain damages will be incurred by the Company for failing to file and/or have the registration statement declared effective, in a timely manner. Failure to have the registration statement declared effective by the 240th day following the Closing Date is an event of default under the Debentures. The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

               The Buyers are set forth in the Schedule of Buyers to the Purchase Agreement.

               In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004, with an institutional investor, pursuant to which the Company agreed to sell, and the institutional investor agreed to purchase, 800 shares of Series B Preferred Stock of the Company and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration valued at $2,000,000. The Warrants when issued will be identical to the Warrants issued to the Buyers.

               The preferences, limitations and relative rights with respect to Series A Preferred Stock and Series B Preferred Stock are summarized below. The preferences, limitations and relative rights of the Series A Preferred Stock and Series B Preferred Stock are contained in their entirety in the Company’s Restated Certificate of Incorporation which is an exhibit to this registration statement.

Series A Preferred Stock

               Designation and Amount; Rank. 16,000 shares have been designated as “Series A Preferred Stock”. The shares of Series A Preferred Stock are divided into Series A1 and Series A2. Shares of Series A Preferred Stock have no par value per share and rank senior to common stock and shares of Series B Preferred Stock.

               Dividends. Shares of Series A1 Preferred Stock do not bear dividends. Shares of Series A2 Preferred Stock bear dividends, payable quarterly at the rate of five per cent per annum or $50.00 per share. Such dividends are payable in cash or common stock, as the Board of Directors shall determine.

               Conversion. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after January 31, 2006, into a number of shares of Common Stock determined by dividing the aggregate par value of the shares to be converted by the Conversion Price, which shall be an amount equal to the lesser of (i) 100% of the average of the closing bid prices for our common stock occurring during the five trading days immediately prior to the date of conversion, and (ii) $.50 per conversion share. The number of shares of our common stock to be issued upon conversion is subject to anti-dilution protection in the event of certain dilutive issuances by the Company. Notwithstanding the foregoing, shares of Series A1 Preferred Stock can only be converted upon the satisfaction of a number of conditions precedent, including that we have gross revenues in any fiscal year of at least $75,000,000 as disclosed in a periodic filing with the Securities and Exchange Commission pursuant to the Securities

Exchange Act of 1934. The shares of Series A Preferred Stock are also subject to mandatory conversion upon the occurrence of certain events.

               Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock and Series B Preferred Stock by reason of their ownership thereof, an amount per share equal to the sum of $1,000 for each outstanding share of Series A Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

               Voting Rights. The holders of the Series A Preferred Stock have the right to vote on an as-converted basis with the common stock on all matters submitted to a vote of stockholders.

               Mandatory Redemption. The shares of Series A Preferred Stock are redeemable, at the option of the holders, for the greater of (x) 125% of the par value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the par value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if we (i) fail to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated thereby and such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the holder of Series A Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B Preferred Stock

               Designation and Amount; Rank. 800 shares have been designated as “Series B Preferred Stock”. Shares of Series B Preferred Stock have no par value per share and rank senior to shares of common stock but junior to shares of Series A Preferred Stock.

               Dividends. Shares of Series B Preferred Stock bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per share. Such dividends are payable in cash or common stock, as the Board of Directors shall determine.

               Conversion. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. The shares of Series B Preferred Stock are automatically converted into shares of our common stock on the third anniversary of the issuance date unless the shares of our common stock are not quoted on the Nasdaq National or Small Cap markets.

               Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, but after payment in full of any liquidation preference amounts payable to the holders of Series A Preferred Stock, an amount per share equal to the sum of $2,500 for each outstanding share of Series B Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

               Voting Rights. The holders of the Series B Preferred Stock have the right to vote on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders.

               Mandatory Redemption. The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the par value, plus all accrued and unpaid dividends, if we (i) fail to issue shares of Common Stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated by the preferred stock securities purchase agreement pursuant to which the shares of Series B Preferred Stock were originally issued and such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the institutional investor purchasing the Series B Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

               The Notes, Debentures, Warrants, Series A Preferred Shares, Series B Preferred Shares and the shares issued pursuant to the Exchange (collectively, the “Securities”) were issued in private placement transactions which were not registered under the Securities Act of 1933, as amended (the “Act), and these Securities may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act.

               The gross proceeds from the offering of the Securities were approximately $7,013,675 in cash and other consideration. In connection with the Company’s sale of the Debentures, Warrants and the Series B Preferred Shares, the Company paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,550 and also issued warrants exercisable for 120,800 shares at $2.50 per share. 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

               In issuing the Securities, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the Securities (other than those issued pursuant to the Exchange) were sold to a limited number of sophisticated accredited investors, (b) the Securities were sold without any general solicitation or public advertising, (c) the Buyers provided the Company with representations customary for a private placement of securities, and (d) the Securities to be delivered to the Buyers will bear restrictive legends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

History and Development of the Company

               The Company is in the business of designing, developing, and marketing wireless communications solutions. We have not earned any revenues to date. In addition to developing various hardware products designed to facilitate wireless communication, the Company has developed a patented technology designed to dramatically improve the way wireless signals are transmitted, received and processed. The Company’s True Software Radio technology enables direct device-to-device communication, even among otherwise incompatible wireless standards and formats (CDMA, TDMA,

GSM), by incorporating a cost-effective transmitter/receiver/processor system on a computer chipset. True Software Radio enables the replacement of conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing which allows wireless signals like those from cell phones, radios or television to be processed and translated at the point of origin. The Company believes that this technology will be incorporated into next-generation multi-mode radios that can handle multiple frequency bands, process multiple transmission protocols, and be easily and cost-effectively reconfigured and upgraded.

               The Company plans to design, develop and, using foundry partners, manufacture Application Specific Integrated Circuits (ASICs), chipsets and other electronic components based on its proprietary technology and to license these products to major telecommunications equipment suppliers for integration into their wireless communications products. As a development stage company, TechnoConcepts has not yet commercialized its proprietary technology, but the Company believes it is making good progress in doing so. The Company is in the process of developing relationships with a number of major wireless communications companies, in order to incorporate its proprietary technology across a broad spectrum of consumer, industrial, and military applications.

               Technology Consulting Partners, Inc. (“TCP”) was incorporated in September 2001, as a Colorado corporation with the intention of providing high technology consulting services to its clients. In June 2002, TCP received its first consulting job which involved placing two consultants with Siemens Business Technologies, however, through September 30, 2003, most of TCP’s efforts were devoted to organizing the corporation and raising approximately $120,000 in a private offering. TCP filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on January 9, 2003.

               TechnoConcepts Inc. (“TCI”) was incorporated in April 22, 2003, as a Nevada Corporation with the intention of designing, developing, and marketing wireless communications solutions. On May 26, 2003, the Company purchased the intellectual property assets (the “Asset Purchase Transaction”) comprising the True Software Radio technology (the “Technology”) from TechnoConcepts, Inc., a California corporation (“TCI California”) in exchange for 8,000 shares of TCI Series A Convertible Preferred Stock and 3,933,320 shares of TCI Common Stock. TCI California, which was privately funded, developed the Technology while completing a series of research projects in the mid-1990s, including a Department of Energy Small Business Innovative Research (SBIR) project. Included in the transferred Technology was TCI California’s initial patent application for its Direct Conversion Delta-Sigma Receiver which TCI California filed on February 2, 1999. The original technical team that developed the Technology continues to work for the Company.

               On December 15, 2003, TCP entered into an Agreement and Plan of Merger with TCI, whereby TCP acquired all of the issued and outstanding shares of capital stock of TCI in exchange for shares of TCP representing a controlling interest in TCP (the “Exchange”). The Exchange was completed on February 17, 2004. Unless the context indicates otherwise the terms the “Company,” “TechnoConcepts” and “we” refer to TCI prior to the Exchange and the combined companies thereafter.

               On April 15, 2004, the Company amended its Articles of Incorporation to change its name from Technology Consulting Partners, Inc. to TechnoConcepts, Inc.

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

               The Company also recognizes that consummating strategic acquisitions can help expand the Company’s geographic presence, and obtain specialized management and technical talent. To this end, the Company will consider acquiring companies that will help enable the Company to accelerate growth, accelerate technical development and commercialization of True Software Radio, add complementary product and service lines, diversify the Company into new markets, expand the Company’s geographic presence, acquire capable management, gain new technical capabilities, and/or gain a larger share of the existing market.

               On February 25, 2005, the Company entered into an Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company will acquire all of the assets and business of Asanté and substantially all of its liabilities in exchange for 1,111,111 shares of the Company’s Common Stock, valued, for purposes of this transaction, at $4.50 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition includes a two year earn-out provision whereby the Company will issue additional shares of the Company’s Common Stock worth $3,000,000 if certain revenue goals are achieved. The Board of Directors of both companies has approved the transaction. The acquisition, which is subject to completion of customary consents, customary closing terms and conditions as well as shareholder and lien holder approval, is expected to close by the end of April 2005. Asanté, based in San Jose, CA, is a leading provider of networking solutions for the small-medium business market.

               The Company has no agreement or understanding to acquire any company other than Asanté Technologies, Inc. as of the date of this report.

               To date, the company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products. The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

               As of April 1, 2005, the Company had twelve full time employees and anticipates having to increase its staff substantially in the future in order to execute the Company’s strategy.

Liquidity and Capital Resources

               Since November 2003, we have financed our operations primarily through private sales of securities. In November and December 2003, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $333,675. These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. All of the outstanding principal amount of these notes has been converted into 767,709 shares of the Company’s Common Stock.

               In January and February 2004, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $905,000. These notes carried an interest rate of 10% per annum payable quarterly in cash or stock, with all interest and principal due on January 31, 2005. In November 2004, the Company entered into a convertible note agreement with a private investor for the receipt of $200,000. This note, along with those issued in January and February 2004 were converted into an aggregate of 694,571 shares of Common Stock.

               On November 17, 2004 the Company entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s Common Stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

               The 7% secured convertible debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the 7% secured convertible debentures is due quarterly on the last day of each calendar quarter and may, at our discretion, be paid in cash or shares of our common stock assuming certain conditions are satisfied (including, that the shares of common stock issuable upon conversion of the 7% secured convertible debentures have been registered for resale to the public with the Securities and Exchange Commission. In addition, the Company may require the conversion of the 7% secured convertible debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Company’s Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the 7% secured convertible debentures.

               The Company will be considered in default of our recently issued 7% secured convertible debentures if any of the following events, among others, occurs:

               we fail to pay any principal amount under a debenture when due;

               we fail to pay any interest amount under a debenture within three trading days of any notice sent to us by the holder of the debenture that we are in default of our obligation to pay the interest amount;

               we fail to comply with any of the other agreements contained in the debenture which failure is not cured, if possible to cure, within the earlier to occur of five trading days of any notice sent to us by the holder of the debenture that we are in default of our obligations and ten trading days after we become aware of or should have become aware of such failure;

               we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement;

               any material representation or warranty made in a debenture or the related securities purchase agreement or the related registration rights agreement shall be untrue or incorrect in any material respect as of the date made;

               we or any of our subsidiaries become bankrupt or insolvent;

               we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000 and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

               our common stock ceases to be eligible for quotation on the principal market for our common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on the OTC Bulletin Board or another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within five trading days;

               we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our company; or

               the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is not declared effective the Securities and Exchange Commission prior to July 15, 2005;

               the effectiveness of the resale registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is suspended for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12 moth period subject to certain exceptions;

               we fail to issue shares of our common stock to the holder within ten trading days of the conversion date specified in any conversion notice delivered in respect of a debenture by the holder.

               If an event of default occurs, the holder of a debenture can elect to require the Company to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the debenture. Because the Company’s obligations under the debentures are secured pursuant to the terms of a separate security agreement with the holders of the debentures, the occurrence of an event of default permits the debenture holders to take possession of all of the Company’s assets, to operate the Company’s business and to exercise certain other rights provided in the security agreement.

               Some of the events of default include matters over which the Company may have some, little or no control. If a default occurs and the Company cannot pay the amounts payable under the debentures in cash (including any interest on such amounts and any applicable late fees under the debentures), the holders of the debentures may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the debentures, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the debentures, or to enforce the payment of the outstanding debentures or any other legal or equitable right or remedy. In addition, any repayment that the Company is required to make may leave the Company with little or no working capital in our business. This would have an adverse effect on the Company’s continuing operations.

               The Company entered into a securities purchase agreement also dated as of November 17, 2004, with an institutional investor, pursuant to which the Company agreed to sell, and the institutional investor agreed to purchase, 800 shares of Series B Preferred Stock of the Company and Warrants exercisable for a total of 320,000 shares of the Company’s Common Stock in exchange for freely tradeable securities with a market value of approximately $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.

               In December 2004, the Company entered into a lease agreement with a third party. The lease is for a three-year period commencing March 1, 2005. The lease obligates the Company to make monthly lease payments of $13,543 and provides for annual rent increases and other expense obligations of the Company. Prior to March 1, 2005, the Company was occupying office space on a month-to-month bases for $1,204 per month.

               The Company anticipates incurring capital expenditures of approximately $750,000 during its current fiscal year.

               As of September 30, 2004, the Company had a working capital deficiency of $1,282,689, cumulative losses from operations of $2,039,663 and a negative cash flow from operations of $1,141,988. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, should be sufficient to fund our operations for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

Risk Factors That May Affect Future Results

               Investing in the Company’s common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below and the other information contained in this document before making an investment decision. These risks and uncertainties are not the only ones facing the Company or which may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event, the value of our common stock could decline, and investors could lose all or part of their investment. This report also contains forward-looking statements that involve risks, uncertainties, and other speculative factors. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described below and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report. The Company cannot and does not make any warranty or guarantee regarding the Company’s business, financial, and operating results. Our actual results may differ from those described in the forward-looking statements in this document. This could occur because of the risks, uncertainties, and speculative factors described below and elsewhere in this report. We may not update or publicly release the results of these forward-looking statements to reflect events or circumstances after the date hereof.

Risks Related to Our Financial Results

WE HAVE NOT YET RECEIVED ANY REVENUE FROM THE SALE OF OUR PRODUCTS, AND AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND ASSESSING ITS FUTURE VIABILITY.

               Our limited historical performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability. An investor in our common stock must consider the risks and difficulties we may encounter as an early stage development company in the ever-changing market for wireless communications. We may not achieve our objectives or be able to successfully implement our strategy. As noted in the attached financial statements of the Company, the Company’s auditor has noted that there is substantial doubt regarding the Company’s ability to continue as a going concern. In addition, our early stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW.

               We expect to have significant operating losses and to record significant net cash outflow in the near term. Our business has not generated sufficient cash flow to fund the commercialization of our proprietary technology and our planned operations without resorting to external sources of capital. We anticipate that finishing product commercialization and establishing market share for our True Software Radio technology will require substantial capital and other expenditures. Since our inception, we have incurred net losses in each year of our operations. As a result of ongoing operating losses, we had an accumulated deficit of $3.9 million as of March 31, 2005. We expect to incur substantial losses for the foreseeable future, and may never recognize revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our Common Stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: continue to research and develop our products, attempt to implement our business strategy, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel. We do not know whether we will ever recognize revenues and if we do whether revenues will grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH, AND WE MAY NOT BE ABLE TO OBTAIN IT ON TERMS ACCEPTABLE TO US OR AT ALL.

               While we believe that our existing assets, anticipated debt and equity financing, and expected revenue growth may be sufficient to fund our operations through the end of our current fiscal year, it is quite likely that we will need additional capital to fund our operations and finance our growth. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we make acquisitions, we will need to raise additional capital from equity and/or debt sources. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

Risks Related to Our Technology, Industry, Products and Operations

OUR SUCCESS DEPENDS ON THE ACCEPTANCE AND USE OF OUR TRUE SOFTWARE RADIO TECHNOLOGY.

               Our success will, to a large extent, depend on the acceptance of our True Software Radio technology in a market that is only beginning to define itself. Our strategy is currently to consummate relationships with strategic partners that can facilitate our entry into a variety of markets in North America and Asia. Eventual success is also based on the ability to deliver reliable products and services to interested wireless products/service providers on time and within required performance parameters. There can be no assurances that any market for the Company’s products and services will ever develop.

ADOPTION OF A UNIVERSAL WIRELESS TELECOMMUNICATIONS TRANSMISSION PROTOCOL MAY SIGNIFICANTLY DIMINISH THE NEED FOR OUR PRODUCTS/TECHNOLOGY.

               If a universal mobile telecommunications protocol, such as UMTS or W-CDMA is adopted internationally for cellular communications, the industry may no longer need the ability of True Software Radio to resolve the current disparity among competing wireless protocols. While True Software Radio would continue to provide frequency agility and a more efficient utilization of bandwidth, the demand for our technology may be significantly diminished, impacting anticipated sales and revenues.

ONE OR MORE COMPETITORS MAY DEVELOP PRODUCTS AND/OR GAIN MARKET ACCEPTANCE BEFORE WE DO.

               The global wireless telecommunications market is intensely competitive and is subject to rapid technological change, evolving industry standards, and regulatory developments. Our potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, installed customer bases, and long-standing relationships with customers. If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, including, but not limited to: the successful completion of our technology commercialization effort, continuing to establish strategic alliances with wireless telecommunications providers, the introduction of our new True Software Radio technology and products to the market, establishment of quality fabricators to support sales of the products, delivery of our products and services on-time and within required specifications, and continued maintenance, upgrade and improvement of our technology. There can be no assurance that we will be able to successfully execute all elements of our strategy.

THE WIRELESS TELECOMMUNICATIONS INFRASTRUCTURE MARKET MAY GROW MORE SLOWLY THAN WE EXPECT OR MAY EXPERIENCE A DOWNTURN.

               Growth in demand for and acceptance of our new products is highly uncertain. We believe that many of our potential customers may not be fully aware of the benefits of True Software Radio or may choose to acquire other products or services. It is possible that our True Software Radio products and services may never achieve market acceptance. If the market for our products does not develop or grows more slowly than we currently anticipate, our business, financial condition, and operating results would be materially adversely affected.

WE MAY BE UNABLE TO CONTINUE PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY, WHICH COULD CAUSE US TO LOSE OUR COMPETITIVE ADVANTAGE IN WIRELESS COMMUNICATIONS MARKET.

               Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our intellectual property against infringement claims, either of which could result in the loss of our competitive advantage and materially harm our business and profitability.

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

Risks Related to the Expansion of our Business

WE PLAN TO EXPAND RAPIDLY, AND MANAGING OUR GROWTH MAY BE DIFFICULT.

               We expect our business to continue to grow rapidly both geographically and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage our growth. If sufficient working capital cannot is not available, or if we are not successful in raising additional capital to execute the Company’s business strategy and grow the depth and breadth of the Company’s wireless products and services, the Company may be forced to discontinue operations.

FUTURE EXPANSION OF OUR OPERATIONS INTERNATIONALLY WILL REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES, AND OUR EFFORTS TO EXPAND INTERNATIONALLY MAY NOT SUCCEED.

               We plan to attempt to sell our products in China and in other countries across the globe, but we have limited direct experience marketing and distributing our products internationally. To successfully expand our business internationally, we must expand our international operations, recruit international sales and support personnel and develop international distribution channels. This expansion will require significant management attention and financial resources and may not be successful. Our success in growing our business internationally may also depend on our ability to comply with foreign government rules and regulations and U.S. export and import laws with which we have limited familiarity and experience.

THE FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

               Our ability to implement our business strategy and our future success depends largely on the continued services of our current employees including Antonio E. Turgeon, our Chief Executive Officer, who have critical industry or customer experience and relations. None of our key personnel is bound by an employment agreement. The loss of the technical knowledge and management and industry expertise of any of these key personnel could have a material adverse impact on our future prospects. In addition, members of our current management team believe that once the Company is sufficiently capitalized, we will need to recruit new executive managers to help us execute our business strategy and new employees to help manage our planned growth. Competition for executive and other skilled personnel in the wireless communications industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES BECAUSE IT HAS LIMITED EXPERIENCE MANAGING A RAPIDLY GROWING COMPANY.

               If our management team is unable to manage the growth of our business operations, then our product development and our sales and marketing activities would be materially and adversely affected. If we are able to successfully execute our business strategies we will likely need to undergo rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Risks Related to Our Issuance of the 7% Convertible Debentures

OUR RECENTLY ISSUED DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE HOLDERS TO REQUIRE US TO IMMEDIATELY REPAY AT LEAST 130% OF THE OUTSTANDING PRINCIPAL AMOUNT OF THE DEBENTURES, PLUS ACCRUED AND UNPAID INTEREST THEREON, IN CASH. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS. ADDITIONALLY, OUR REPAYMENT OBLIGATIONS UNDER THE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS PURSUANT TO A SEPARATE SECURITY AGREEMENT.

               We will be considered in default of our recently issued debentures if any of the following events, among others, occurs:

               we fail to pay any principal amount under a debenture when due;

               we fail to pay any interest amount under a debenture within three trading days of any notice sent to us by the holder of the debenture that we are in default of our obligation to pay the interest amount;

               we fail to comply with any of the other agreements contained in the debenture which failure is not cured, if possible to cure, within the earlier to occur of five trading days of any notice sent to us by the holder of the debenture that we are in default of our obligations and ten trading days after we become aware of or should have become aware of such failure;

               we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement;

               any material representation or warranty made in a debenture or the related securities purchase agreement or the related registration rights agreement shall be untrue or incorrect in any material respect as of the date made;

               we or any of our subsidiaries become bankrupt or insolvent;

               we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000 and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

               our common stock ceases to be eligible for quotation on the principal market for our common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on the OTC Bulletin Board or another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within five trading days;

               we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our company;

               the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is not declared effective the Securities and Exchange Commission prior to July 15, 2005;

               the effectiveness of the resale registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is suspended for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12 moth period subject to certain exceptions; or

               we fail to issue shares of our common stock to the holder within ten trading days of the conversion date specified in any conversion notice delivered in respect of a debenture by the holder.

                              If an event of default occurs, the holder of a debenture can elect to require us to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the debenture. Because our obligations under the debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the debentures, the occurrence of an event of default permits the debenture holders to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the Security Agreement.

                              Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts then payable under the debentures in cash (including any interest on such amounts and any applicable late fees under the debentures), the holders of the debentures may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the debentures, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the debentures, or to enforce the payment of the outstanding debentures or any other legal or equitable right or remedy. In addition, any repayment that we are required to make may leave us with little or no working capital in our business. This would have an adverse effect on our continuing operations.

Risks Related to the Market for Our Common Stock

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

               The stock market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. Our operating performance will significantly affect the market price of our common stock. To the extent we are unable to compete effectively and gain market share or the other factors described in this section affect us, our stock price will likely decline. The market price of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

               The market price of our common stock could decline as a result of the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants issued in our November 2004 private placement or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Additionally, the larger number of shares available for sale pursuant to this prospectus may add to the volatility of our common stock.

THE ISSUANCE OF THE SHARES TO BE ISSUED UPON CONVERSION OF OUR RECENTLY ISSUED 7% CONVERTIBLE DEBENTURES AND THE SHARES TO BE ISSUED UPON THE EXERCISE OF THE WARRANTS ISSUED IN CONNECTION WITH THE DEBENTURES, WILL CAUSE THE CURRENT HOLDERS OF OUR COMMON STOCK TO SUFFER SUBSTANTIAL DILUTION OF THEIR INTEREST IN THE COMPANY.

               If the shares of common stock to be issued upon conversion of the outstanding principal and interest due under the debentures and upon exercise of the warrants issued in connection with the debentures are issued and registered with the Securities and Exchange Commission for resale, up to 3,205,000 additional shares of our common stock will be available for sale into the public market. This will result in substantial dilution of the interests of our current stockholders. The resale of these shares of common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock, and thereby affect the ability of our stockholders to realize the current trading price of our common stock. Moreover, the mere prospect of the resale of these shares of common stock could depress the market price for our common stock.

OUR STOCK PRICE CAN BE EXTREMELY VOLATILE.

               Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

               Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq SmallCap. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling security holders.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

               Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our Common Stock could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

               The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

               In order to approve a person’s account for transactions in penny stocks, the broker or dealer must, obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

               The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

               Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

               Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK

               We have not declared dividends on our Common Stock since our incorporation and we have no present intention of paying dividends on our Common Stock. We are also restricted by the terms of certain debt and other agreements as to the declaration of dividends.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               The Company’s Audit Committee approved the termination of the Company’s client-auditor relationship with Cordovano and Honeck, P.C. (“Cordovano”) effective as of August 27, 2004.

               Cordovano’s audit reports as of September 30, 2003 and 2002 and for the two years then ended on the Company’s (which was then known as Technology Consulting Partners, Inc.) consolidated financial statements, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. It did contain the following statement regarding the Company’s ability to continue as a going concern:

               “The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

               During the two most recent fiscal years ended September 30, 2003 and 2002 and in the subsequent interim periods through the date of dismissal on August 27, 2004 there were no disagreements with Cordovano on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Cordovano would have caused Cordovano to make reference to the matter in their report.

               The Company has provided a copy of the foregoing disclosure to Cordovano and has requested that Cordovano furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing disclosure and, if not, stating the respects in which it does not agree. The Company intends to file this letter with the Securities and Exchange Commission within two business days of its receipt by the Company.

               On December 17, 2004, the Company appointed Seligson & Giannattasio, LLP, North White Plains, New York, as its principal independent accountants.

               The Company had not previously consulted with Seligson & Giannattasio, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions) between the Company and Cordovano, the Company’s previous principal independent accountant, as there were no such disagreements, or any other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the two year period ended September 30, 2003, and any later interim period up to and including the date the relationship with Cordovano ceased. The Company has not received any written report nor any oral advice concluding that there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

               We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

               Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. The Company was late in the filing of several current reports on Form 8-K during the year. The Company has instituted additional disclosure controls and has hired additional staff and professionals to prevent future late filings.

               There has been no significant change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

               During the fourth quarter of the fiscal year ended September 30, 2004, the Company was required to file a Current Report on Form 8-K containing the information set forth above in “Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.” In reliance on the rules relating to Item 8B of this Annual Report on Form 10-KSB, this information has been presented above rather than reported on a Current Report on Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers Prior to the Exchange

               The following table sets forth the names, ages and offices of the executive officers and directors of Technology Partners Consulting, Inc. during 2003 and through February 17, 2004, the date upon which the Exchange was consummated.

Name	Age	Position
Frederick R. Clark, Jr.	35	President and Director

James H. Watson, Jr.	41	Outside Director

Directors and Executive Officers Following the Exchange and Presently Serving

               The following table sets forth the names, ages and offices of our current executive officers and directors, each of whom was appointed at, or following, the Exchange.

Name	Age	Position
Antonio E. Turgeon	56	Chairman/CEO and Director

Dr. Feng Yuh Juang	52	Vice Chairman and Director

Ronald M. Hickling	46	Chief Technology Officer and Director

Michael Handelman	47	Chief Financial Officer

Richard Hines	55	Director

Michael Ussery	53	Director

George Lange	65	Director

John Mansfield	57	Director

               The following is a biographical summary of the business experience of our present directors and executive officers:

               Antonio E. Turgeon, Chairman and CEO, age 56, has served the Company since February 17, 2004 and prior to such date served in a similar position with the original TechnoConcepts, Inc. (“TCI”) from April 2003 until TCI’s acquisition by the Company on February 17, 2004. Mr. Turgeon has 30 years of international and domestic experience in computer and communications systems, software technology and applications services. Prior to joining TechnoConcepts, he was a principal in The Sunrise Group, a consulting firm that provided business development services to early stage high-tech companies.

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

               Dr. Feng Yuh (Richard) Juang, Vice Chairman, age 52, has served the company since February 17, 2004 and prior to such date served in a similar position with the TCI from June 2003 until TCI’s acquisition by the Company. Dr. Juang received his Ph.D. in electrical engineering from the University of Michigan in Ann Arbor, his M.S. in Institute of Applied Physics at Chung-Yuan University in Taiwan and a B.S. in electronic engineering from Tamkang University, also in Taiwan. He has significant expertise in engineering, specifically in the areas of ultra high speed device design and development; high performance optical modulation and switching devices; 100GHz Modulation Doped FET design and development; low noise microwave amplifier; and wireless communications devices to the board. He has published more than 50 scientific articles in electronics, engineering and communications industry publications. Dr Jaung is the director of Ahoku Electronic Company in Taipei, Taiwan, ROC, an advisor for AceNet Technology, Inc. in ShenZhen, China, president of Rich Capital Group, of Fremont, California and the Vice President of Business Development at NeoAxiom Corporation, San Jose, California. He previously served as Vice President of Business Development at Acute Communications Corp. both in the U.S. and Taiwan. Prior to that he was Vice President of marketing and sales at Acer NeWeb Corp., Satellite Communications Department Manager at Microelectronic Technology Inc., head of the solid state electronic device department at Chung-Shan Institute of Science and Technology and Associate Professor at the Institute of Applied Physics, Chung-Yuan University.

               Ronald M. Hickling, Co-Founder, CTO, Director, age 46, has served the Company since February 17, 2004 and prior to such date served in a similar position with TCI from March 2003 until TCI’s acquisition by the Company. Mr. Hickling was the founder of the entity in 1991 that initially developed the Company’s True Software Radio technology and was responsible for securing more than $1.1 million in Federal SBIR funds to develop the key technology elements of the Company’s True Software Radio products. He holds a master of science in electrical engineering from UCLA. He has more than 20 years of experience in communications systems and integrated circuits related to communications for U.S. defense and commercial contractors. Beginning in 1980, Mr. Hickling began his career with Hughes Space and Communications, a Hughes Aircraft company, developing circuits for satellite communications. In this capacity he developed customer integrated circuits using silicon CMOS (Complementary Metal-Oxide Semiconductor) and Bipolar technology, and actively participated in the early research and development efforts of using Gallium Arsenide (GaAs) digital circuits in spacecraft. During his tenure at Hughes, Mr. Hickling was appointed Group Head, in leading research projects, for GaAs digital circuits. Additional projects included Intelsat VI, Magellan, and Navstar/GPS and he also contributed to the Very High Speed Integrated Circuit Program (VHSIC). In 1984 he left Hughes to pursue commercial ventures. He joined start up Gigabit Logic in 1984 and headed development teams on numerous mixed-signal communications projects. He was involved in collaboration development efforts with contract clients such as DEC, Rockwell-Collins, Bell Communications Research and others. He has been awarded three patents and currently has two patents pending. He has published in numerous industry journals and is a member of the IEEE and Tau Beta Pi.

               Michael Handelman, age 47, has served the Company since November 2004. He has over 23 years of financial management experience. Prior to joining the Company, he held various senior executive positions for several publicly traded companies. He was chief financial officer and chief operating officer of Global Business Services, Inc., a publicly traded retail postal and business services company. Earlier, he was chief financial officer of Interglobal Waste Management Inc., a publicly traded manufacturing company in Camarillo, CA; vice president and chief financial officer of Janex International, a $32 million publicly traded children’s toy manufacturer; and [vice president and chief financial officer of] the Los Angeles Kings, a $45 million National Hockey League franchise. Mr. Handelman is a Certified Public Accountant and holds a B.S. in Accounting from the City University of New York.

               Richard Hines, age 55, has served as a director of the Company since July 2004. Prior to this, he served as an elected official in the South Carolina House of Representatives. He held various executive positions in the Reagan Administration in executive branch agencies such as the U.S. Department of Transportation and Interstate Commerce Commission. In the U.S. General Services Administration, he was the principal interface for the agency in charge of business and industry relations, as well as a catalyst for reform for acquisition policies within the government. After leaving the public sector, he became Vice-President of Electronic Data Systems, a billion dollar corporation with over 60,000 employees, where he was responsible for U.S. Government sales. He combined his talent and experience in the private and public sectors to form RTH Consulting in 1997. His history of political activism was, most recently, extended to aid the campaign of President Bush in the South Carolina Primary of the 2000 Presidential election. He continues to be involved in local, regional, and federal politics and has an active voice in the current Bush Administration. In April of this year, he participated in the Government Roundtable in Athens, Greece, where he spoke alongside former President Bush, Mikhail Gorbachev, and other European leaders, as well as prominent businessmen.

               Michael Ussery, age 53, has served as a director of the Company since August 2004. Prior to this he worked as an international public affairs advisor and business developer with extensive investments and financing experience in Eastern Europe. He is a former U.S. Ambassador to Morocco who has international private sector experience in marketing, negotiations, strategic planning, and project development; he held his title from 1988 thru 1992. In government he has held senior positions during the Libya conflict, Gulf War, Afghan War, and Mid-East peace process. Mr. Ussery has worked for more than 35 countries, and in the past decade he has worked with more than (60) companies and organizations including numerous Fortune 500 and top international corporations, and has advised foreign governments. Mr. Ussery has been a founder of five companies and two non-profit organizations, and is a veteran of seven presidential and congressional campaigns. He was a national fund raising Vice Chairman, policy contributor and Arkansas field manager of the 2000 Bush - Chaney Campaign. Mr. Ussery serves as a Co-Founder and chairs the Advisory Board of the Romania Moldova Direct Fund, and in Bulgaria he is a recent Co-Founder of InfoMed and Netcare Bulgaria. Appointed by the Virginia Governor, Mr. Ussery is one of seven Commissioners of Vint Hill Economic Development Authority, responsible for converting a U.S. military base into a commercial and residential development. In the field of education, Mr. Ussery is President and CEO of the Coordinating Council for The International University, a non- profit organization creating American higher education in developing countries. He has served on the Advisory Board and spoken at numerous prestigious colleges and universities across the U.S. including Yale, the University of South Carolina, VMI, the George Mason University and Newberry College.

               George Lange, age 65, has served as a director of the Company since February 17, 2004 and prior to such date served in a similar position with TCI from September 2003 until TCI’s acquisition by the Company. He also has been a Co-Founder of various companies, a business consultant and electronic engineer within aerospace, defense, and the consumer product industry. His multi-discipline experience covers product and business development, circuit and systems design engineer and operations and organizational staffing. He has assisted with company start-up activities, mergers and acquisitions, restructurings and fundings and has performed in an executive capacity. Clients have been diverse in size and types; Fortune 500 companies, individual inventors, and foreign businesses, including the Ford Motor Company Corporate offices, Control Data Corporation, Hughes Aircraft Company, Lockheed Corporation, Litton Industries, Plantronics Corporation, Teledyne Corporation, Coopers and Lybrand, JJ Barnicke, Bendix Electrodynamics and Ramo Corporation. He attended both Northrop Institute of Technology and the University of California at Los Angeles. He is involved in civic and community service activities applying his business skills to his elected government position appointments to City, County and State Agency Boards and various non-profit Organization Boards of Directors.

               John Mansfield, age 57, has served as a director of the Company since February 17, 2004 and prior to such date served in a similar position with TCI from December 2003 until TCI’s acquisition by the Company. He has earned valuable experience in several industries, including heavy equipment, property development and building, medical information technology and management, insurance, and financial advisory services. He operates Axis Capital LLC, a Georgia-based company that specializes in advisory services for companies in transition, including start-ups, turnarounds, new growth initiatives and mergers and acquisitions. He has assisted with strategic planning, business plan development, financial structuring and re-structuring for such conglomerates as JMJ Technologies, Admiralty Corporation, Accent Mortgage Corporation, and AlumniWorldwide.com, and many others. His history includes seven years in sales and marketing, including Director of Sales and Marketing for an international heavy equipment manufacturer, followed by 18 years operating businesses in land development and property management, including involvement in numerous syndicated investment transactions. He served for seven years as a Director of the Ontario (Canada) New Home Warranty Corporation and was a member of its executive committee and chairman of its audit committee. Following his board term, he was retained by the Corporation to perform advisory services. He currently serves as a Director of a publicly traded healthcare management company, American HealthChoice, and is chairman of its audit committee. Mr. Mansfield is a graduate of Wilfred Laurier University, Waterloo, Ontario, Canada.

Significant Employees

               John Hwang, Member of the Office of the Chairman and Vice President of Business Development, began his career in the high tech industry as Vice President of Sales and Corporate Manager at Samsung America, Inc., where he helped Samsung to become number one in market share in monitors worldwide. He then was president of a number of other entrepreneurial high-tech companies, with successful sales increases achieved at each. Mr. Hwang earned his BS degree in economics from Rutgers University in 1985.

               Dr. Jae Jung, Executive Vice President of Engineering, received his Ph.D. in the Department of Computer Science and Engineering from the University of California at San Diego, La Jolla, CA, a Master of Science in Computer Science from the University of California at San Diego, La Jolla, CA, a Master of Science in Electrical Engineering from the Korea Advanced Institute of Science and Technology, Seoul, Korea, and a Bachelor of Science in Electrical Engineering from the Seoul National University, Seoul, Korea. Prior to joining the Company, Dr. Jung was a founder and served as Chief Executive Officer of NeoPace Telecom Corporation, which specialized in VoIP and network processor chips. Prior to that he served as Executive Director of the Network Department at Samsung Electronics in Seoul Korea where he was the architect of, and managed a team of 130 engineers developing, the Samsung ADSL chipset. Prior to that he served as Senior Manager of Engineering for SONY Wireless Telecommunications Company in San Diego, CA, where he engineered two next generation CDMA projects, including a CDMA smart phone. He previously held a similar senior managerial position, responsible for VLSI Design for GI Motorola in San Diego, CA, where he was responsible for a video (MPEG2) encoder system.

               Dr. Oleg Panfilov, Chief Scientific Officer, received his Ph.D. degree from the Moscow Institute of Long Radio Communication in 1971 (Russia). Working in the fields of signal and data processing Dr. Panfilov held different positions from engineer to the director of laboratory. Since his immigration to the United States in 1979 he has worked as a senior math analyst in Bedford Research Associates, as a research scientist and staff engineer in Unisys Corporation, a senior consulting analyst in NCR, a distinguished member of technical staff in Motorola and as an independent consultant in the system design of Doppler radars, computer systems and networks as well as in wireless communication systems.

Dr. Panfilov has devoted a considerable portion of his professional career to identifying prospective technologies providing the highest return on investments. The results of his research and findings have been published in over forty domestic and international publications and he is a frequent lecturer at international conferences on high performance computer systems, networks and communication systems.

               Lap Wai Chow, Senior Scientist, received his B.S. degree in Electrical Engineering and M.Phil. degree in Material Science from the Chinese University of Hong Kong in 1978 and 1980, respectively. From 1980 to 1982 he worked at Universal Semiconductor in San Jose, California, developing CMOS Gate-array and 32K/64K/ROM technology. In 1982 he joined Elcap Electronics of Hong Kong, where he was responsible for establishing the CMOS design department for the development of SRAM and DRAM technology. He founded Data Research in Hong Kong in 1983 which specialized in the development of high temperature (more than 250 degrees C) CMOS circuits used in seismic applications. He joined Hughes Research Laboratories in 1985, working on various high-speed CMOS research projects. He was a founder of TCI and in 1996 was also involved in the founding of InnoTest, Inc., a Hsinchu Science Park technology company in Taiwan. Mr. Chow holds nine patents and has 12 patents pending, mostly in the areas of CMOS technology and high speed computing architecture.

Section 16(a) Beneficial Ownership Reporting Compliance

               Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) during the fiscal year ended September 30, 2004 and written representations received by us pursuant to Securities and Exchange Commission rules, none of our directors, officers, or any beneficial owner of more than 10 percent of any class of our equity securities failed to file, on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act.

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

               Based on the foregoing analysis, it was determined that a majority of our directors are not “independent” directors under the standards established by Nasdaq. The Company intends to take steps to appoint additional independent directors to the Board of Directors as soon as it is able to do so.

               The Board will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Committees of the Board

               In order to facilitate the various functions of the Board of Directors, in February 2004, the Board created a standing Audit Committee and a standing Corporate Governance/Nominating Committee.

               Audit Committee. The Audit Committee operates pursuant to a written charter that was adopted in February 2004. Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors. The Board has determined that John Mansfield, the chairman of the Company’s Audit Committee meets the Securities and Exchange Commission criteria of an audit committee financial expert.

               Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee is responsible for implementing and carrying out appropriate processes by which nominees for election as directors are selected.

               Committee assignments are re-evaluated annually and approved by the Board of Directors at its annual meeting that follows the annual meeting of stockholders.

Board Meetings and Executive Sessions

               During the year ended September 30, 2004, the Board of Directors held one formal meeting.

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

               The Board will also consider for nomination as director qualified candidates suggested by our stockholders. Stockholders can suggest qualified candidates for nomination as director by writing to our corporate secretary at 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411. Submissions that are received that meet the criteria outlined above are forwarded to the Corporate Governance/Nominating Committee for further review and consideration.

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

     The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB. Any person wishing to receive, without charge, a copy of such code of ethics, should request the same by writing to our corporate secretary at 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Contacting the Board

     Any shareholder who desires to contact our Lead Director or the other members of the Board of Directors may do so by writing to: Board of Directors, TechnoConcepts, Inc. 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411. Communications received electronically or in writing are distributed to the Lead Director or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received. For example, if any complaints regarding accounting, internal accounting controls and auditing matters are received, then they will be forwarded to the Chairman of the Audit Committee for review.

Compensation Committee Interlocks and Insider Participation

     None of our executive officers served during 2004 as a member of the board of directors or compensation committee of any entity that has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

     During the period beginning February 17, 2004, the date upon which the Exchange was consummated and ending September 30, 2004, no salary or any other compensation was paid to the Company’s Chief Executive Officer or any officer or employee of the Company for the services provided to us. During the Company’s current fiscal year Antonio E. Turgeon, our President and Chief Executive Officer, will be paid a base salary of $240,000, Ronald M. Hickling, our Chief Technology Officer, will be paid a base salary of $140,000 and Michael Handelman, our Chief Financial Officer, will be paid a base salary of $125,000.

Employment Contracts

     As of September 30, 2004 we had no employment agreements with any of our officers or employees.

Compensation of Directors

     Commencing in April 2004, each director who is not an employee is paid (1) an annual fee of $20,000, payable in quarterly installments, (2) $1,000 per day per meeting, including one travel day for each meeting for out-of-state directors, and (3) out-of-pocket expenses. The Company has also agreed to grant each non-employee director options to purchase 50,000 shares of our common stock upon the Company’s establishment of an option plan and 20,000 options following each subsequent shareholders meeting after which the director continues to serve. In addition, each non-employee director is paid $500 per meeting for each committee meeting attended. The Chair of the Audit Committee is paid an annual fee of $7,500. Other committee chairs are paid an annual fee of $1,000.

Equity Compensation Plan Information

     At September 30, 2004, we had no equity award plans in place and no outstanding options, warrants or rights to acquire shares of our common stock under plans either approved, or not approved, by our security holders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following tables sets forth information as of April 1, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, Series A Preferred Stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Common Stock

		Percent of
		Class
Name and Address		Beneficially
of Beneficial Owner (1)	Number of Shares Beneficially Held	Held (2)

Directors and Officers

Antonio E. Turgeon (3)	3,311,000	13.31%

Dr. Feng Yuh Juang (3)	500,000	2.01%

Ronald M Hickling (3)	5,000	*

Michael Handelman (3)	0	*

Richard Hines (3)	0	*

Michael Ussery (3)	0	*

George Lange (3)	0	*

		Percent of
		Class
Name and Address		Beneficially
of Beneficial Owner (1)	Number of Shares Beneficially Held	Held (2)

John Mansfield (3)	0	*

All directors and executive officers as a group (8 persons)	3,836,000	15.32%

5% Shareholders

TechnoConcepts Inc, a California corp. 3835-R East Thousand Oaks Blvd. Westlake Village, CA 91362	1,970,000	7.9%

*
Less than 1%

(1)	Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 1, 2005.

(2)	The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series A Preferred Stock

		Percent of
		Class
Name and Address of Beneficial		Beneficially
Owner (1)	Number of Shares Beneficially Held	Held (2)

Directors and Officers

Antonio E. Turgeon (3)	4,750	29.69%

All directors and executive officers as a group (8 persons)	4,750	29.69%

5% Shareholders

Fleet Financial 5429 New Castle Ave #103 Encino, CA 91316	4,750	29.69%

TechnoConcepts, Inc., a California corp. 3835-R East Thousand Oaks Blvd. Westlake Village, CA 91362	4,000	25%

Tag, Inc. (3)	1,500	9.38%

(1)	Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 1, 2005.

(2)	The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series B Preferred Stock

		Percent of
		Class
Name and Address of Beneficial		Beneficially
Owner (1)	Number of Shares Beneficially Held	Held (2)

Directors and Officers

All directors and executive officers as a group (8 persons)	0	0%

5% Shareholders

Triumph Research Partners, LLC 48 South Service Road Melville, NY 11747	800	100%

(1)	Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 1, 2005.

(2)	The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

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

ITEM 13. EXHIBITS

Exhibit
Exhibit Number	Description of Exhibit
Exhibit Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger by and Between Technology Consulting Partners, Inc. and TechnoConcepts, Inc. dated December 15, 2003.

3.1(*)	Restated Articles of Incorporation of the Company

3.2(*)	By-laws of the Company

4.1(2)	Form of 7% Secured Convertible Debenture

4.2(2)	Form of Common Stock Purchase Warrant

10.1.1(2)	Securities Purchase Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.1.2. (2)	First Amendment to Securities Purchase Agreement dated November 17, 2004.

10.2(2)	Registration Rights Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.3(2)	Security Agreement dated November 17, 2004 by and among the Company and the investors signatory thereto.

10.4(2)	Preferred Stock Purchase Agreement dated November 17, 2004 by and between the Company and Triumph Research Partners LLC.

10.5(*)	Standard Multi-Tenant Office Lease by and between the Company and Electro Rent Corporation dated December 20, 2004.

10.6(*)	Consulting Agreement with Richard T. Hines dated July 19, 2004.

14(2)	Code of Ethics for CEO and Senior Financial Officers

21(*)	Subsidiaries

31.1(*)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2(*)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(*)	Rule 13a-14(b)/15d-14(b) Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference to the exhibit included in the Current Report on Form 8-K dated February 18, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-KSB dated January 14, 2005. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-KSB, as amended.

(*) Filed herewith

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

2004
Audit fees	25,000
Audit related fees	—
Tax fees	—
All other fees	—

Total	25,000

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
Dated: May 2, 2005
	By:	/s/ Antonio E. Turgeon
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Antonio E. Turgeon	Chairman of the Board, President	May 2, 2005

ANTONIO E. TURGEON	and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Handelman	Chief Financial Officer	May 2, 2005

MICHAEL HANDELMAN	(Principal Accounting and Financial
Officer)

/s/ Ronald Hickling	Director	May 2, 2005

RONALD HICKLING

Director

GEORGE LANGE

/s/ John Mansfield	Director	May 2, 2005

JOHN MANSFIELD

/s/ Dr. Feng Yuh Juang	Director	May 2, 2005

DR. FENG YUH JUANG

/s/ Richard Hines	Director	May 2, 2005

RICHARD HINES

Director

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

Seligson & Giannattasio, LLP
N. White Plains, NY
April 22, 2005

TechnoConcepts, Inc.
(A Corporation In The Development Stage)
Balance Sheets

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$66,558	$25,765
Prepaid expenses	727	—

Total current assets	67,285	25,765

Fixed assets, net	28,743	1,570

Other assets:
Intellectual property and patents	8,000,000	8,000,000
Debt issuance costs, net	82,875	—

Total assets	$8,178,903	$8,027,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,000	$460,874
Due to related parties	160,000	340,000
Convertible notes payable	921,985	333,675
Accrued expenses payable	258,989	743

Total current liabilities	1,349,974	1,135,292

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, 32,000 and 16,000 shares issued and outstanding	32	16
Common stock, no par value, 50,000,000 shares authorized, 24,852,671 and 7,930,320 shares issued and outstanding	24,852	7,930
Additional paid in capital	9,048,984	7,996,062
Subscriptions receivable	(4,008)	(4,008)
Deficit accumulated during the development stage	(2,240,931)	(1,107,957)

Total stockholders’ equity	6,828,929	6,892,043

Total liabilities and shareholders’ equity	$8,178,903	$8,027,335

See accompanying notes to financial statements.

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Statements of Operations

	January 1, 2004	May 26, 2003	May 26, 2003
	To	(Date of Inception)	(Date of Inception)
	September 30, 2004	To December 31, 2003	To September 30, 2004
Revenues:
Earned revenue	$—	$—	$—

Operating expenses:
General and administrative	880,812	1,107,214	1,988,026

Total operating loss	(880,812)	(1,107,214)	(1,988,026)

Other income (expense):
Other income	3,000	—	3,000
Interest expense, net	(53,894)	(743)	(54,637)
Debt issue costs	(201,268)	—	(201,268)

Net loss	$(1,132,974)	$(1,107,957)	$(2,240,931)

Weighted shares outstanding:
Basic	19,424,421	7,930,320
Diluted	19,424,421	7,930,320

Loss per share:
Basic	$(.06)	$(.14)
Diluted	(.06)	(.14)

See accompanying notes to financial statements.

TechnoConcepts Inc.
( A Corporation In The Development Stage)
Comprehensive Statement of Stockholders’ Equity
From May 26, 2003 (Date of Inception) To September 30, 2004

	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital	Receivable	During Development Stage
Balances, beginning of period	—	$—	—	$—	$—	$—	$—

Shares issued for:
Initial capitalization	8,000	8	4,000,000	4,000	—	—	—
Subscription receivable from founders	—	—	—	—	—	(4,008)	—
Acquisition of Technoconcepts (CA)	8,000	8	3,930,320	3,930	7,996,062	—

Net loss	—	—	—	—	—	—	(1,107,957)

Balances, December 31, 2003	16,000	16	7,930,320	7,930	7,996,062	(4,008)	(1,107,957)

Shares issued for:
Conversion of debentures	—	—	697,641	698	315,977	—	—
Consulting services	—	—	4,525,030	4,525	464,348	—	—
Effect of merger	16,000	16	11,699,680	11,699	(11,546)	—	—
Beneficial conversion feature from issuance of convertible debenture	—	—	—	—	284,143	—

Net loss	—	—	—	—	—	—	(1,132,974)

	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)

See accompanying notes to financial statements.

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Statements of Cash Flows

	January 1, 2004	May 26, 2003	May 26, 2003
	To	(Date of Inception)	(Date of Inception)
	September 30, 2004	To December 31, 2003	To September 30, 2004
Cash flows from operating activities:
Net loss	$(1,132,974)	$(1,107,957)	$(2,240,931)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	1,556	—	1,556
Amortization of debt issuance cost	201,268	—	201,268
Changes in operating assets and liabilities:
Increase in prepaid expenses	(727)	—	(727)
Increase in accounts payable	21,452	460,873	482,325
Increase in accrued expenses	73,777	340,744	414,521

Net cash used in operating activities	(835,648)	(306,340)	(1,141,988)

Cash flows from investing activities:
Acquisition of fixed assets	(28,559)	(1,570)	(30,129)

Cash flows from financing activities:
Proceeds from notes payable	905,000	333,675	1,238,675

Net increase in cash and cash equivalents	40,793	25,765	66,558
Cash and cash equivalents, beginning of period	25,765	—	—

Cash and cash equivalents, end of period	$66,558	$25,765	$66,558

Supplemental cash flow information:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intellectual property	$—	$8,000,000	$—
Shares issued in payment of consulting fees	464,348	—	464,348
Shares issued for conversion of convertible debt	316,675	—	316,675

See accompanying notes to financial statements.

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Notes to Financial Statement
September 30, 2004

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business - TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter; a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, TechnoConcepts has developed a technology which it has named True Software Radio (“TSR”). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing, allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM. The Company was incorporated under the laws of the State of Nevada in May, 2003.

Development stage company - The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

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

Accounting for convertible debt securities -The Company has issued convertible debt securities with non-detachable conversion features. The Company has recorded the fair value of the beneficial conversion features and is amortizing them as interest expense over the term of the related debt.

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

The pro forma net loss and loss per share consists of the following:

	September 30,	December 31,
	2004	2003
Net loss as reported	$(1,132,974)	$(1,107,957)
Effect of stock options, net of tax	99,606	—

Proforma net loss	$(1,232,580)	$(1,107,957)

Proforma diluted loss per share	$(.06)	$(.14)

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

Intellectual Property - Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA) (Note 8). These assets are being used in the development of the Company’s products. Upon the products reaching salability, the Company will amortize these assets over a five year period on a straight-line basis.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Notes to Financial Statement
September 30, 2004

NOTE 2     FIXED ASSETS

Fixed assets are comprised of the following:

	September 30,	December 31,
	2004	2003
Computer equipment	$30,451	$1,570
Accumulated depreciation	1,708	—

	$28,743	$1,570

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

NOTE 4     CONVERTIBLE DEBENTURES

In January and February 2004, the Company issued into convertible notes aggregating $905,000. The notes incur interest at the rate of 10% per annum and are due on January 31, 2005. The notes are convertible any time after June 30, 2004 at a conversion price of $1.75 per common share. Interest is payable quarterly, in cash or stock. The Company has not paid the interest due April 30, July 31, and October 31, 2004. As a result, the notes are currently in default.

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

Deferred income taxes are comprised of the following:

	September 30,	December 31,
	2004	2003
Net operating loss	$645,996	$122,325
Consulting fees	—	183,586
Interest payable	103,098	—
Related party consulting fees	63,693	135,437

	812,787	441,348
Less: valuation allowance	812,787	441,348

	$—	$—

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

Income tax expense is comprised of the following:

	September 30,	December 31,
	2004	2003
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	—	—
State	—	—

Total income tax expense	$—	$—

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Notes to Financial Statement
September 30, 2004

NOTE 7     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $1,282,689 at September 30, 2004, and a cumulative loss from operation of $2,240,931 and a negative cash flow from operations of $1,141,988, which raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE 8     ACQUISITION OF TECHNOLOGY CONSULTING PARTNERS, INC.

In February, 2004, the Company completed an Agreement and Plan of Merger By and Between Technology Consulting Partners, Inc. ”Registrant”, and the Company, pursuant to which the Registrant acquired all of the outstanding shares of TechnoConcepts capital stock in exchange for a controlling interest in the Registrant. The Exchange has been accounted for as a recapitalization of Technology Consulting Partners, Inc. with TechnoConcepts, Inc. as the acquirer (a “reverse acquisition”).

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

TechnoConcepts, Inc.
( A Corporation In The Development Stage)
Notes to Financial Statement
September 30, 2004

NOTE 11     SUBSEQUENT EVENTS

     On November 17, 2004 the Company entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction was approximately $3,442,000, after the payment of commissions and expenses.

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

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004, (the “Preferred Stock Purchase Agreement”), with an institutional investor (the “Preferred Stock Buyer”), pursuant to which the Company sold, and the Preferred Stock Buyer purchased, 800 shares of Series B Preferred Stock of the Company (the “Preferred Shares”) and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration of $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.