Form 10QSB/A
period 2004-12-31
TECHNOCONCEPTS, INC.
filed 2005-05-03
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number 333-90682

TechnoConcepts, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1605055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Sepulveda Blvd. Suite 202

Van Nuys, Ca. 91411

 (Address of principal executive offices)

(818) 988-3364

(Registrant's telephone number including area code)

15531 Cabrito Road

Van Nuys, CA 91406

 (Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

    [ ]  Yes    [ x] No

As of December 31, 2004, the Registrant had 24,854,965 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:

       Yes [ ] No [ X ]

Explanatory Note

This amendment is being filed to correct an error in the financial statements included in the original 10-QSB filing made on February 22, 2005.  The error resulted from certain omissions regarding expenses associated with the issuance of convertible debentures. The corrected financial statements are included herewith.

INDEX

Page No.

Part I: Financial Information

  Item 1.  Financial Statements

   Condensed balance sheet, December 31, 2004   (unaudited)

3-4

   Condensed statement of operations, three months ended December 31, 2004,

   three months ended December 31, 2003 and May 26, 2003 (inception)

   through December 31, 2004 (unaudited)

5

   Condensed statement of changes in stockholders’ equity,

   three  months ended December 31, 2004 (unaudited)

6

   Condensed statements of cash flows, three months ended

   December 31, 2004, and  October 1, 2001 (inception)

   through December 31, 2004 (unaudited)

7

   Notes to condensed financial statements (unaudited)

8

  Item 2. Management's Discussion and Analysis or Plan of Operations

13

  Item 3. Controls and Procedures

15

Part II.  Other Information

  Item 1. Legal Proceedings

16

  Item 2. Changes in Securities

16

  Item 3. Defaults Upon Senior Securities

18

  Item 4. Submission of Matters to a Vote of Security Holders

18

  Item 5. Other Information

18

  Item 6. Exhibits

19

Signatures

20

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

   429,777

       82,875

Total assets

$11,439,734

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

(A Corporation In The Development Stage)

Balance Sheets

December 31,

September 30,

2004

2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable

$    61,503

$       9,000

Due to related parties

61,000

160,000

Convertible notes payable

921,985

921,985

Accrued expenses payable

   206,040

    258,989

Total current liabilities

 1,250,528

 1,349,974

Convertible notes payable, net of unamortized debt issuance costs

   900,324

              --

Total liabilities

 2,150,852

 1,349,974

Shareholders' equity:

Preferred stock, no par value, 5,000,000

shares authorized, 32,000 shares issued and  outstanding

32

32

Series B Preferred, 800 authorized, none issued and

outstanding

--

--

Common stock, no par value, 50,000,000

shares authorized, 24,854,965 and 24,852,671 shares

issued and outstanding

24,854

24,852

Additional paid in capital

12,329,378

9,048,984

Subscriptions receivable

--

(4,008)

Deficit accumulated during the development stage

  (3,065,382)

 (2,240,931)

Total stockholders' equity

   9,288,882

  6,828,929

Total liabilities and shareholders' equity

$11,439,734

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Operations

(Unaudited)

October 1, 2004

May 26, 2003

To

October 1, 2003

(Date of Inception)

December 30, 2004

To December 31, 2003

To December 31, 2004

Revenues:

Earned revenue

$             --

$             --

$               --

Operating expenses:

General and administrative

    459,536

   941,354

   2,447,562

Total operating loss

(459,536)

(941,354)

(2,447,562)

Other income (expense):

Other income

--

--

3,000

Interest expense, net

(88,901)

        (743)

(143,538)

Debt issue costs

    (276,014)

              --

    (477,282)

Net loss

$   (824,451)

$ (942,097)

$(3,065,382)

Weighted shares outstanding:

Basic

24,852,671

7,930,320

Diluted

24,852,671

7,930,320

Loss per share:

Basic

$           (.03)

$         (.12)

Diluted

(.03)

(.12)

See accompanying notes to financial statements.

TechnoConcepts Inc.

(A Corporation In The Development Stage)

Comprehensive Statement of Stockholders’ Equity

From October 1, 2004 To December 31, 2004

Preferred Stock

Common Stock

Paid-In

Subscriptions

Accumulated Deficit

Shares

Amount

Shares

Amount

Capital

Receivable

During Development Stage

Balances, beginning of period

32,000

$  32

24,852,671

$24,854

$9,048,984

$(4,008)

$(2,240,931)

Shares issued for:

Consulting services

--

--

2,294

2

740

--

--

Stock subscriptions received

--

--

--

--

--

4,008

--

Relative fair value of warrants issued

  with convertible debenture

--

--

--

--

689,239

--

--

Beneficial conversion feature from

  the issuance of convertible debenture

--

--

--

--

2,590,415

--

--

Net loss

        --

     --

               --

         --

               --

        --

    (824,451)

 32,000

$  32

 24,854,965

$24,852

$12,329,378

$      --

$(3,065,382)

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Cash Flows

(Unaudited)

October 1, 2004

May 26, 2003

To

October 1, 2003

(Date of Inception)

December 31, 2004

To December 31, 2003

To December 31, 2004

Cash flows from operating activities:

Net loss

$ (824,451)

$(942,097)

$(3,065,382)

Adjustments to reconcile net loss from operations to

net cash used in operating activities:

Depreciation

29,856

--

31,412

Amortization of debt issuance cost

 276,014                                                                      477,282

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

Debt Issuance Costs  - Debt issuance costs are the costs incurred relating to the convertible notes.  These costs are amortized over the term of the related indebtedness.

Accounting for convertible debt securities - The Company has issued convertible debt securities with non-detachable conversion features. The Company has recorded the fair value of the beneficial conversion features and is amortizing them as interest expense over the term of the related debt.

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

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

December 31, 2004

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The pro forma net loss and loss per share consists of the following:

	Three Months Ended
	December 31,	December 31,
	2004	2003

Net loss as reported	$ (824,451)	$ (942,097)
Effect of stock options, net of tax	(129,960)	--

Proforma net loss	$ (954,411)	$ (942,097)
Proforma diluted loss per share	$ (.04)	$ (.12)

NOTE 2

CONVERTIBLE NOTES PAYABLE

In November and December 2003, the Company entered into various unsecured convertible note agreements for receipt of $333,675.  These notes carry an interest rate of  between 8% to 11% per annum, with all interest and principal due in  April, 2004. At the time of maturity, or shortly thereafter, the notes  were  converted  into 767,709 of common stock.

NOTE 3

CONVERTIBLE DEBENTURES

In January and February 2004, the Company issued into convertible notes aggregating $905,000.  The notes incur interest at the rate of 10% per annum and are due on January 31, 2005.  The notes are convertible any time after June 30, 2004 at a conversion price of $1.75 per share of common stock.  Interest is payable quarterly, in cash or stock.   At the time of maturity, the notes and accrued interest were converted into 694,571 shares of common stock.

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

NOTE 5

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a cumulative loss from operations of $3,065,382 and a negative cash flow from operations of $1,759,276, which raises substantial doubt about its ability to continue as a going concern.   These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon a successful future public or  private offerings and ultimately achieving profitable operations.  Towards these ends, the Company raised $3,975,000 through two offerings of securities in November 2004.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The amount of the beneficial conversion expense was calculated by the Company based upon its capitalizing of the Company’s issuance costs incurred in issuing the convertible debentures which is the difference between the market price of shares of the Company’s common stock as of the date of issuance and the conversion price applicable to the convertible debentures.  These costs are amortized over the term of the related indebtedness.  The value of the warrants have been calculated using the Black-Scholes  method as of the date of grant based on the following assumptions: an average risk free interest rate of 4.25% for 2004; a dividend yield of 0.0% for 2004; an average volatility factor of the expected market price of the Company's  common  stock of 20% for 2004; and an expected life of 2 years for 2004.  In determining the Company’s method of accounting for the warrants, the warrant proceeds  were  allocated  first to the warrants  based upon their  relative  fair value,  using a Black-Scholes  option pricing model.  The remaining value was allocated to the beneficial conversion  feature.  The discount  attributable to the value of the warrants as calculated using the  Black-Scholes option pricing  model and the value of the beneficial conversion  feature  was  recorded  as additional  paid-in capital. Upon  conversion of the convertible debentures, any  unamortized  debt issue costs will be charged to expense.

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

NOTE  7

PAYMENT OF STOCK SUBSCRIPTION

In December 2004, the stock subscriptions receivable totaling $4,008 were paid.

NOTE  8

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

The Company currently has thirteen fulltime employees and anticipates having to increase its staff substantially in the future in order to execute the Company’s strategy.

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

Date:  May 3, 2005

TECHNOCONCEPTS, INC.

(formerly Technology Consulting Partners, Inc.)

By:   /s/ Antonio E. Turgeon

Antonio E. Turgeon

Chief Executive Officer

Date:  May 3, 2005

By:   /s/ Michael Handelman

Michael Handelman

Chief Financial Officer

20