Form 10QSB
period 2005-03-31
TECHNOCONCEPTS, INC.
filed 2005-05-23
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

    [X ] Yes     [  ] No

As of March 31, 2005, the Registrant had 25,624,151 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:

       Yes [ ] No [ X ]

INDEX

Page No.

Part I: Financial Information

  Item 1.  Financial Statements

   Condensed balance sheet, March 31, 2005   (unaudited)

3

   Condensed statement of operations, six and three months ended March 31, 2005,

   Six and three three months ended March  31, 2004 and May 26, 2003 (inception)

   through March 31, 2005 (unaudited)

5

   Condensed statements of cash flows, six months ended March 31, 2005,

   six months ended March 31, 2004 and May 26, 2003 (inception)

   through March 31, 2005 (unaudited)

6

   Notes to condensed financial statements (unaudited)

7

  Item 2. Management's Discussion and Analysis or Plan of Operations

12

  Item 3. Controls and Procedures

14

Part II.  Other Information

  Item 1. Legal Proceedings

15

  Item 2. Changes in Securities

15

  Item 3. Defaults Upon Senior Securities

15

  Item 4. Submission of Matters to a Vote of Security Holders

15

  Item 5. Other Information

15

  Item 6. Exhibits

 16

Signatures

16

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.

(A Corporation In The Development Stage)

Balance Sheets

     March 31,

September 30,

2005

2004

(Unaudited)

ASSETS

Current assets:

Cash

$ 1,487,176

$     66,558

       Marketable securities

1,916,974

--

      Accounts receivable

50,000

--

Prepaid expenses

          727

           727

Total current assets

3,454,877

67,285

Fixed assets, net

102,803

28,743

Other assets:

Intellectual property and patents

8,000,000

 8,000,000

      Deposits

41,629

 --

Debt issuance costs, net

       362,212

       82,875

Total assets

$11,961,521

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

(A Corporation In The Development Stage)

Balance Sheets

     March 31,

September 30,

2005

2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable

$    104,417

$       9,000

Due to related parties

15,000

160,000

Convertible notes payable

--

921,985

Accrued expenses payable

   53,006

    258,989

Total current liabilities

172,423

 1,349,974

Convertible notes payable, net of unamortized debt issuance costs

 1,110,266

              --

Total liabilities

 1,282,689

 1,349,974

Shareholders' equity:

Preferred stock, no  par value, 10,000,000

shares authorized, 32,000 and 16,000 shares

issued and  outstanding

32

32

         Series B Preferred, 800 authorized, 800 and 0

         issued and  outstanding

2,000,000

--

Common stock, no par value, 50,000,000

shares authorized, 25,624,151 and 24,852,671 shares

issued and outstanding

25,624

24,852

Additional paid in capital

13,561,492

9,048,984

Subscriptions receivable

--

(4,008)

        Unrealized holding loss

(83,026)

--

Deficit accumulated during the development stage

  (4,825,290)

 (2,240,931)

Total stockholders' equity

   10,678,832

  6,828,929

Total liabilities and shareholders' equity

$11,961,521

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Operations

(Unaudited)

 May 26, 2003

  Six months ended March 31,

Three months ended March 31,

(Date of Inception)

2005

2004

2005

2004

To March  31, 2005

Revenues:

Earned revenue

$             --

$             --

$           --

$          --

$               --

Operating expenses:

General and administrative

    1,657,013

1,073,744

1,197,477

  132,390

   3,645,039

Total operating loss

(1,657,013)

(1,073,744)

(1,197,477)

(132,390)

(3,645,039)

Other income (expense):

Other income

--

--

--

--

3,000

        Debt issuance costs

(697,810)

 --

(393,934)

--

(899,078)

Interest expense, net

     (229,536)

        (743)

  (168,497)

         --

   (284,173)

Net loss

$   (2,584,359)

$(1,074,487)

 $(1,759,908)

$ (132,390)

 $(4,825,290)

Other comprehensive loss:

Net loss

     $(2,584,359)

$(1,074,487)

$(1,759,908)

$ (132,390)

(4,825,290)

   Unrealized holding loss on

            investment securities

         (83,026)

              (--)

            (--)

            --

     (83,026)

Total comprehensive loss

$   (2,667,385)

$(1,074,487)

$(1,759,908)

$ (132,390)

$(4,908,316)

Weighted shares outstanding:

Basic

25,238,411

7,930,320

25,624,151

7,930,320

Diluted

25,238,411

7,930,320

25,624,151

7,930,320

Loss per share:

Basic

$      (.10)

$         (.14)

$     (.07)

$   (.02)

Diluted

(.10)

(.14)

(.07)

(.02)

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Statements of Cash Flows

(Unaudited)

October 1, 2004

October 1, 2003

May 26, 2003

to March 31,

March 31,

(Date of Inception)

2005

2004

To March 31, 2005

Cash flows from operating activities:

Net loss

$ (2,584,359)

$(1,074,487)

$(4,825,290)

Adjustments to reconcile net loss from operations to

net cash used in operating activities:

Depreciation

6,270

--

7,826

Amortization of debt costs

781,397

--

982,665

Changes in operating assets and liabilities:

Increase in other assets

(91,629)

(727)

(92,356)

Increase in accounts payable

95,417

460,874

577,742

(Decrease) increase in accrued expenses

       (239,342)

     340,455

       175,179

Net cash flows from operating activities

   (2,032,246)

    (273,885)

  (3,174,234)

Cash flows from investing activities:

Acquisition of fixed assets

      (80,330)

     (10,100)

     (110,459)

Cash flows from financing activities:

Proceeds from notes payable

3,975,000

500,000

5,213,675

Debt acquisition costs

(445,800)

--

(445,800)

Stock subscriptions received

         4,008

              --

          4,008

Net cash flows from financing activities

   3,533,208

   500,000

   4,771,883

Net change in cash and cash equivalents

1,420,632

216,015

1,487,190

Cash and cash equivalents, beginning of period

       66,558

    166,245

                 --

Cash and cash equivalents, end of period

$1,487,190

$   382,260

$1,487,190

Supplemental cash flow information:

Interest paid

$              --

$             --

$              --

Income taxes paid

$              --

$             --

$              --

Non-cash investing and financing activities

Acquisition of intellectual property

--

--

8,000,000

Shares issued in payment of consulting fees

--

--

464,348

Shares issued for conversion of convertible debt

and interest

1,233,883

--

1,549,816

See accompanying notes to financial statements.

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

March 31, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Information - The unaudited condensed  consolidated  financial statements  have  been  prepared  by  the  Company  pursuant  to the  rules  and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments  (consisting of normal  recurring  accruals and adjustments)  which are,  in the  opinion  of  management,  necessary  to fairly present the operating results for the respective periods.  Certain  information and footnote  disclosures  normally presented in annual consolidated  financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America  have been  omitted  pursuant to such rules and regulations.  The condensed  consolidated financial statements should be read in conjunction  with the  description  of  business  and   management's  plan  of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2004, and the financial  statement  information  contained in the  Company's  quarterly  reports on Form 10-QSB/A for the quarter  ended  December 31, 2004.  The results of operations for the six months and three months ended  March 31, 2005 are not necessarily  indicative  of the results that may be expected for the year ending September 30 2005, or for any future period.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2004.

Marketable Securities -  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 "Accounting for Certain Investments in Debt, and Equity Securities".  Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist primarily of common stock, are being reported as securities available for sale.

The unrealized loss on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included in comprehensive loss.  The value of these securities at March 31, 2005 is as follows:

Cost

$2,000,000

Cumulative unrealized loss

        83,026

                                                                                             $1,916,974

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

March 31, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intellectual Property – Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA).  These assets are being used in the development of the Company’s products.  The Company expects to amortize these costs over a five year period ($1,600,000 per year) commencing with the salability of the Company’s products, currently expected to be in the third quarter of the current fiscal year.                   .

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

The pro forma net loss and loss per share consists of the following:

	Six Months Ended
	March 31,	March 31,
	2005	2004

Net loss as reported	$ (2,584,359)	$ (1,074,487)
Effect of stock options, net of tax	(272,417)	--

Proforma net loss	$ (2,856,776)	$ (1,074,487)
Proforma diluted loss per share	$ (.12)	$ (.12)

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

March 31, 2005

NOTE 2        SERIES B PREFERRED STOCK

The Company has designated 800 shares of the preferred stock as "Series B Preferred Stock". Shares of Series B Preferred Stock have no par value and rank senior to all series of preferred stock and common stock.

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

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

March 31, 2005

NOTE 3        RELATED PARTY TRANSACTIONS

Two founders of the Company have performed consulting services for which the Company has paid or accrued consulting fees.  For the period ended December 31, 2003, consulting services of $500,000 were provided by these founders. Of this amount, $485,000 has been paid.  The remaining balance of $15,000 is accrued at March 31, 2005.  In addition these founders received 1,109,184 shares in the original capitalization of the Company.

NOTE 4        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a cumulative loss from operations of $4,825,290 and a cumulative negative cash flow from operations of $3,174,234, which raises doubt about its ability to continue as a going concern.   These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon successfully raising funds through debt and equity financing and ultimately achieving profitable operations.  Towards these ends, the Company raised $5,775,000 through two offerings of securities in November 2004.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5    CONVERTIBLE DEBENTURES

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement, and a security agreement with certain institutional investors (the "Buyers").  Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, par value $.001 per share ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments.  Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission).  In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without

TechnoConcepts, Inc.

( A Corporation In The Development Stage)

Notes to Financial Statement

March 31, 2005

NOTE 5        CONVERTIBLE DEBENTURES (continued)

limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days.  On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures.

NOTE 6        PREFERRED STOCK PURCHASE AGREEMENT

In addition, the Company entered into a securities purchase agreement also dated as of November 17, 2004, with an institutional investor, pursuant to which the Company sold 800 shares of Series B Preferred Stock of the Company and Warrants exercisable for a total of 320,000 shares of the Company’s common stock for consideration of $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.

NOTE  7        PAYMENT OF STOCK SUBSCRIPTION

In December 2004, the stock subscriptions receivable totaling $4,008 were paid.

NOTE 8        LEASE

The Company leases its office facilities under an operating lease that expires in 2008 next five years.  Future minimum rentals on the leases are as follows:

Year ended September 30,
2005	$ 81,528
2006	165,358
2007	170,314
2008	71,835
$489,035

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for historical information, the material contained in this Management’s Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the Safe Harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in “Cautionary Statement for Purposes of the “Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995” contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2004, which may cause actual results to differ materially from those described.

As of March 31, 2005, the Company has working capital of $3,282,454, cumulative losses from operations of $4,825,290 and a cumulative negative cash flow from operations of $3,174,234.  We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures.  The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products.  We believe that our current cash and cash equivalents on hand, should be sufficient to fund our operations for at least the next 9 months.  Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing.  There can be no assurance that such additional financing would be available on acceptable terms, if at all.  If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced.   If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective.  In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

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

On February 25, 2005, TechnoConcepts, Inc. entered into an Agreement and Plan of Acquisition (the “Agreement”) with Asanté Technologies, Inc. (“Asanté”).  Pursuant to the Agreement, TechnoConcepts will acquire all of the assets and business of Asanté and substantially all of the liabilities of Asanté in exchange for 1,111,111 shares of TechnoConcepts’ restricted common stock, valued, for purposes of this transaction, at $4.50 per share for an aggregate value of $5 million.  In addition, the Agreement includes a two year earn-out provision whereby TechnoConcepts will issue additional shares of its restricted common stock worth $1,500,000 in each year of 2005 and 2006 if certain revenue goals are achieved.

To date, the company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products.  The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

The Company currently has seventeen full time employees and anticipates having to increase its staff substantially in the future in order to execute the Company’s strategy.

RESULTS OF OPERATIONS - Period Ended March 31, 2005

We incurred General and Administrative expenses of $1,657,013 as a result of overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and  professional fees. For the same period ended March 31, 2004, we  incurred expenses of $1,073,744.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None

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

Date:  May 23, 2005

TECHNOCONCEPTS, INC.

(formerly Technology Consulting Partners, Inc.)

By:   /s/ Antonio E. Turgeon

Antonio E. Turgeon

Chief Executive Officer

Date:  May 23, 2005

By:   /s/ Michael Handelman

Michael Handelman

Chief Financial Officer

16