Form 10QSB
period 2005-06-30
TECHNOCONCEPTS, INC.
filed 2005-08-19
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

    [X ] Yes     [  ] No

As of June 30, 2005, the Registrant had 27,015,035 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:

       Yes [ ] No [ X ]

INDEX

Page No.

Part I: Financial Information

  Item 1.  Financial Statements

   Consolidated balance sheets, June 30, 2005   (unaudited)

3

   Consolidated statements of operations and comprehensive loss,

       nine and three months ended June 30, 2005,  Nine and three three months ended June  30, 2005 and May 26, 2003 (inception)

       through June 30, 2005 (unaudited)

5

   Consolidated statements of cash flows, nine months ended June 30, 2005,

   nine months ended June 30, 2004 and May 26, 2003 (inception)

   through June 30, 2005 (unaudited)

6

  Notes to consolidated financial statements (unaudited)

7

  Item 2. Management's Discussion and Analysis or Plan of Operations

16

  Item 3. Controls and Procedures

19

Part II.  Other Information

  Item 1. Legal Proceedings

20

  Item 2. Changes in Securities

20

  Item 3. Defaults Upon Senior Securities

20

  Item 4. Submission of Matters to a Vote of Security Holders

20

  Item 5. Other Information

20

  Item 6. Exhibits

 20

Signatures

21

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.

And Subsidiaries

(A Corporation In The Development Stage)

Consolidated Balance Sheets

     June 30,

September 30,

2005

2004

(Unaudited)

ASSETS

Current assets:

       Cash

$ 349,752

$     66,558

       Marketable securities

1,400,000

--

       Accounts receivable, net of allowance for doubtful

            accounts of $562,170 and $0, respectively

697,917

--

       Inventory, net of reserves of $566,937

741,726

--

Prepaid expenses

   140,390

           727

Total current assets

3,329,785

67,285

Fixed assets, net

337,309

28,743

Other assets:

Intellectual property and patents

8,000,000

 8,000,000

       Goodwill and other intangible assets

6,329,179

--

       Deposits

42,356

 --

       Other assets

67,020

 --

Debt issuance costs, net

306,488

       82,875

Total assets

$18,412,137

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

And Subsidiaries

(A Corporation In The Development Stage)

Consolidated Balance Sheets

     June 30,

September 30,

2005

2004

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable

$    2,291,141

$       9,000

Due to related parties

258,175

160,000

Convertible notes payable

--

921,985

       Leases payable – current portion

13,752

--

Accrued expenses payable

686,819

258,989

Accrued advertising costs

   224,739

              --

Total current liabilities

3,474,626

 1,349,974

Leases payable, net of current portion

41,675

--

Convertible notes payable,

        net of unamortized debt issuance costs of $2,254,673

 1,520,222

              --

Total liabilities

 5,036,523

 1,349,974

Shareholders' equity:

Preferred stock, no  par value, 10,000,000

shares authorized, 32,000 and 32,000 shares

issued and  outstanding

32

32

         Series B Preferred, 800 authorized, 800 and 0

         issued and  outstanding

2,000,000

--

Common stock, no par value, 50,000,000

shares authorized 27,015,035 and 24,852,671 shares

issued and outstanding

27,015

24,852

Additional paid in capital

19,469,813

9,048,984

Subscriptions receivable

--

(4,008)

 Deficit accumulated during the development stage

  (8,121,246)

 (2,240,931)

Total stockholders' equity

   13,375,614

  6,828,929

Total liabilities and shareholders' equity

$18,412,137

$8,178,903

See accompanying notes to financial statements.

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Consolidated Statements of Operations

(Unaudited)

May 26, 2003

  Nine months ended June 30,

Three months ended June 30,

(Date of Inception)

2005

2004

2005

2004

To June 30, 2005

Revenues:

Earned revenue

$

345,121

$

--

$

345,121

$

--

$

345,121

Cost of goods sold

 270,425

           --

270,425

          --

       270,425

Gross Profit

 74,696

 0

74,696

 0

74,696

Operating expenses:

General and administrative

4,441,706

 1,830,676

 2,784,693

407,308

6,429,732

    Total operating loss

(4,367,010)

 (1,830,676)

 (2,709,997)

 (407,308)

 (6,355,036)

Other income (expense):

Other income

--

 5

--

 4

 3,000

        Debt issuance costs

(1,163,491)

--

 (465,681)

 --

(1,364,759)

Interest expense, net

     (299,814)

             --

     (70,278)

          --

     (354,451)

Net loss

(5,830,315)

 (1,830,671)

 (3,245,956)

 (407,307)

 (8,071,246)

Dividends on preferred stock

        50,000

              --

      50,000

           --

       50,000

Net loss available to

       common shareholders

$(5,880,315)

 $(1,830,671)

 $(3,295,956)

 $(407,307)

$(8,121,246)

Other comprehensive loss:

Net loss

$(5,880,315)

 $(1,830,671)

 $(3,295,956)

 $(407,307)

 $(8,121,246)

   Unrealized holding loss on

            investment securities

                --

               --

         83,026

        --

                 --

Total comprehensive loss

$(5,880,315)

$(1,830,671)

 $(3,212,930)

 $(407,307)

 $(8,121,246)

Weighted shares outstanding:

Basic

25,831,129

20,950,449

26,087,779

20,950,449

Diluted

 25,831,129

  20,950,449

26,087,779

20,950,449

Loss per share:

Basic

$(.23)

$(.09)

 $(.13)

$(.02)

Diluted

(.23)

(.09)

(.13)

(.02)

See accompanying notes to financial statements.

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Consolidated Statements of Cash Flows

(Unaudited)

October 1, 2004

October 1, 2003

May 26, 2003

to June 30,

June 30,

(Date of Inception)

2005

2004

To June 30, 2005

Cash flows from operating activities:

Net loss

$ (5,880,315)

$(1,830,671)

$(8,121,246)

Adjustments to reconcile net loss from operations to

net cash used in operating activities:

Depreciation

21,682

2,845

23,238

Amortization of debt costs

1,247,168

--

1,448,436

Shares issued for services

909,713

1,173,573

909,713

Changes in operating assets and liabilities:

Decrease in accounts receivable

170,476

--

170,476

Decrease in inventory

190,754

--

190,754

Increase in other assets

(909)

--

(1,636)

(Decrease) increase in accounts payable

(14,996)

4,171

467,329

Increase in accrued expenses

       80,746

               --

       495,267

Net cash flows from operating activities

 (3,275,681)

    (650,082)

  (4,417,669)

Cash flows from investing activities:

Net Borrowings from related parties

(157,974)

(10,000)

(157,974)

Acquisition of fixed assets

     (271,982)

     (18,961)

     (302,111)

Net cash flows from investing activities

   (429,956)

    (28,961)

    (460,085)

Cash flows from financing activities:

Proceeds from notes payable

3,975,000

904,985

5,213,675

Debt acquisition costs

(445,800)

--

(445,800)

Proceeds from preferred shares

600,000

--

600,000

Net borrowings from bank

(143,200)

--

(143,200)

Repayment of long-term debt

(1,177)

--

(1,177)

Stock subscriptions received

         4,008

              --

          4,008

Net cash flows from financing activities

   3,988,831

   904,985

   5,227,506

Net change in cash and cash equivalents

283,194

225,942

349,752

Cash and cash equivalents, beginning of period

       66,558

    160,765

                 --

Cash and cash equivalents, end of period

$   349,752

$   386,707

$     349,752

Supplemental cash flow information:

Interest paid

$              --

$             --

$              --

Income taxes paid

$              --

$             --

$              --

Non-cash investing and financing activities

Acquisition of intellectual property

--

--

8,000,000

Shares issued in payment of consulting fees

--

--

464,348

Shares issued for conversion of convertible debt

and interest

1,233,883

--

1,549,816

See accompanying notes to financial statements.

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Information - The unaudited condensed  consolidated  financial statements  have  been  prepared  by  the  Company  pursuant  to the  rules  and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments  (consisting of normal  recurring  accruals and adjustments)  which are,  in the  opinion  of  management,  necessary  to fairly present the operating results for the respective periods.  Certain  information and footnote  disclosures  normally presented in annual consolidated  financial statements prepared in accordance with accounting  principles generally accepted in the United  States of America  have been  omitted  pursuant to such rules and regulations.  The condensed  consolidated financial statements should be read in conjunction  with the  description  of  business  and   management's  plan  of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2004, and the financial  statement  information  contained in the  Company's  quarterly  reports on Form 10-QSB/A for the quarter  ended  December 31, 2004.  The results of operations for the nine months and three months ended  June 30, 2005 are not necessarily  indicative  of the results that may be expected for the year ending September 30 2005, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2004.

Organization

In April 2005, Asante Acquisition Corp. (“Acquisition Corp.”) was formed in the State of California as a wholly owned subsidiary of the Company.  Acquisition Corp. was formed primarily to acquire the assets of Asante Technology Corp.  In May 2005, Technoconcepts (Hong Kong) Ltd. (“Techno HK”) was formed in the Republic of China as a wholly owned subsidiary Techno HK was formed primarily to establish a business presence in the Far East.

Basis for Presentation

The consolidated financial statements include the accounts of the Company and it’s wholly- owned subsidiaries, Acquisition Corp. and Techno HK.  All material intercompany transactions have been eliminated in consolidation.

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The unrealized loss on these securities is reflected as a separate component of shareholders’ equity and any changes in their value are included in comprehensive loss.  The value of these securities at June 30, 2005 is as follows:

Cost

$1,400,000

Cumulative unrealized loss

                0

$1,400,000

Intellectual Property - Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA). The Company anticipates that many, if not all of these intellectual property assets will be usable solely in development of the Company’s current products and based upon the current state of the Company’s technology, the Company estimates that the useful life of each these intangible assets will be five years. Upon the products reaching salability, the Company will amortize these assets over a five-year period on a straight-line basis (approximately $1,600,000 per year).  The Company anticipates these products reach salability during the quarter ending December 31, 2005.

Goodwill and other intangible assets -  In connection with the Company’s acquisition of Asante’s assets, the Company acquired intangibles and goodwill.  The Company is currently in the process of valuing the related assets.  Upon completion of the valuation, the Company will segregate the assets into their components and report under the appropriate accounting principles for each asset.

Debt Issuance Costs  - Debt issuance costs are the costs incurred relating to the convertible notes.  The costs are amortized over the term of the related indebtedness.

Revenue recognition - Revenue from product sales to customers is recognized, including freight charges billed to customers, when a definite arrangement exists, the product has been shipped to the customer, acceptance terms, if any, have been fulfilled, no significant contractual obligations remain outstanding, the price is fixed or determinable, and collection is considered probable. Reserves are provided for estimated returns at the time the related revenue is recorded. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. Reserves for distributor returns are established based on historical returns experience at the time the related revenue is recorded. Reserves for price protection are established based on actual price reduction programs. Additionally, the Company provides reserves for incentive rebates to distributors, warranty obligations and cooperative advertising at the time the related revenue is recorded.

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2005, the Company's uninsured cash balances totaled $159,328.

Inventory - Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases.

Research and development costs - Research and development costs are expensed as incurred. Research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software costs incurred after the establishment of technological feasibility have not been material to date and therefore have been expensed.

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

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued) - The pro forma net loss and loss per share consists of the following:

	Nine Months Ended
	June 30,	June 30,
	2005	2004

Net loss as reported	$ (5,830,315)	$ (1,830,671)
Effect of stock options, net of tax	(414,604)	--

Proforma net loss	$ (6,244,919)	$ (1,830,671)
Proforma diluted loss per share	$ (0.24)	$ (0.09)

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

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 2        SERIES B PREFERRED STOCK (continued)

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

NOTE 3        RELATED PARTY TRANSACTIONS

Two founders of the Company have performed consulting services for which the Company has paid   consulting fees.  For the period ended December 31, 2003, consulting services of $500,000 were provided by these founders.  In addition these founders received 1,109,184 shares in the original capitalization of the Company.

NOTE 4        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a cumulative loss from operations of $8,071,246 and a cumulative negative cash flow from operations of $4,417,669, which raises doubt about its ability to continue as a going concern.   These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon successfully raising funds through debt and equity financing and ultimately achieving profitable operations.  Towards these ends, the Company raised $5,775,000 through two offerings of securities in November 2004.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

NOTE 5    CONVERTIBLE DEBENTURES

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

As of June 30, 2005 the convertible debentures consisted of the following:

     Convertible debentures

3,775,000

      Less: unamortized conversion costs

 (2,254,778)

1,520,222

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage)

Notes to Financial Statement

June 30, 2005

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

NOTE 8        LEASE

The Company leases its office facilities under an operating lease that expires in 2008 next five years.  Future minimum rentals on the leases are as follows:

Year ended September 30,
2005	$ 53,955
2006	175,662
2007	180,934
2008	75,411
$485,962

NOTE 9   ACQUISITION

On June 2, 2005, TechnoConcepts, Inc. (the "Company"), through its wholly-owned subsidiary, Asante Acquisition Corp. (“Acquisition Corp.”) acquired substantially all of the assets (collectively, the “Asante Assets”) of Asante Technologies, Inc. (“Asante”).  The acquisition of the Asante Assets was consummated pursuant to an Agreement and Plan of Acquisition among Asante, the Company, and Acquisition Corp. dated as of February 25, 2005.  In connection with the acquisition, Acquisition Corp. purchased the Asante Assets, which included certain patents, trademarks and other intellectual property rights along with cash and cash equivalents, accounts receivable, inventory, property, plant, equipment and other capital assets, in exchange for 1,161,170 restricted shares of the Company’s common stock.  The consideration paid by Acquisition Corp. to acquire the Asante Assets will increase in the event that Acquisition Corp. achieves certain net sales targets.  If Acquisition Corp. achieves net sales of at least $20,000,000 during the period between July 1, 2005 and June 30, 2006, the Company will issue additional restricted shares of its common stock with a market value equal to $1,500,000 (as determined by reference to the average of the closing bid prices for shares of the Company’s common stock during the last ten trading days prior to June 30, 2006).  If Acquisition Corp. achieves net sales of at least $30,000,000 during the period between July 1, 2006 and June 30, 2007, the Company will issue additional restricted shares of its common stock with a market value equal to $1,500,000 (as determined by reference to the average of the closing bid prices for shares of the Company’s common stock during the last ten trading days prior to June 30, 2007).

TechnoConcepts, Inc.

And Subsidiaries

( A Corporation In The Development Stage )

Notes to Financial Statement

June 30, 2005

NOTE 10    COMMON STOCK

During the nine months ended June 30, 2005, the Company issued the following shares of common stock.  The value of each share issuance was determined using the closing price of the common stock of the company on the date of issuance.

•

1,161,170 shares for acquisition of Asante Acquisition Corp.

•

229,714 shares for consulting services.

•

769,186 shares for conversion of $1,122,000 of notes payable and $110,500 of accrued interest payable.

NOTE 11 FOREIGN SALES

During the nine months ended June 30, 2005, sales by region were broken down as follows:

US

89%

Europe

6%

Others

5%

NOTE 12   SUBSEQUENT EVENTS

The Company has negotiated a revolving line of credit for its wholly owned subsidiary for an amount up to the lesser of (a) $750,000 or (b) up to 90% of eligible accounts receivable. Interest will be at 10% per annum, based on a 360-day year.  The maturity date will be 1 year from the date of documentation or the closing date of TechnoConcept’s next financing or series of financings which in the aggregate total no less than $4,000,000.

The Company also negotiated a subordinated revolving line of credit. Advances under the line of credit shall be made from time to time at the request of the Company but the aggregate amount of outstanding advances shall not exceed $1,000,000.00 at any time.   The outstanding principal of all advances under the line of credit will bear interest at the rate of interest of ten (10%) percent per annum. Prior to the maturity date, the holder may, at its option, elect to cancel the outstanding principal balance of all advances under the line of credit and all accrued interest thereon and convert such indebtedness into shares of TCI Common Stock at a share price that is the lesser of (a) $4.25 or (b) the same share price paid at the next round of equity investment in TCI. These conversion rights shall be non-callable. Conversion stock into which the Borrower’s indebtedness is convertible shall be entitled to “piggy back” rights in the next registration of TCI’s Common Stock.

NOTE 12   SUBSEQUENT EVENTS, Continued

On July 15, 2005, the Company entered into an amendment (the “Amendment”) of certain of the Debentures issued pursuant to the Purchase Agreement in order to amend the default provisions thereof.  The Amendment extended the period of time within which the Company’s Resale Registration Statement may be declared effective by the Securities and Exchange Commission without triggering an “Event of Default” from 240 days from the Closing Date to 300 days from the Closing Date and also eliminated the cross default provisions of the Debenture relating to the Company’s covenant to timely file the Resale Registration Statement as set forth in the Registration Rights Agreement.

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

As of June 30, 2005, the Company has a working capital deficit of $144,841, cumulative losses from operations of $8,121,246 and a cumulative negative cash flow from operations of $4,417,669.  We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures.  The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products.  We believe that our current cash and cash equivalents on hand should be sufficient to fund our operations for at least the next 4 months.  Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing.  There can be no assurance that such additional financing would be available on acceptable terms, if at all.  If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced.   If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective.  In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

Plan of Operations

We have not earned any revenues to date on our core True Software Radio technology.  The Company’s strategy is to become a leading provider of wireless communication technology by offering True Software Radio ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

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

Government  Uses

The Company’s True Software Radio technology can provide seamless communications between various service branches and between allied forces in joint operations across all bands, including satellite communications. The Company is pursuing direct sales and strategic partnerships (none of which have been consummated as of the date of this report) with major contractors such as Lockheed-Martin, General Dynamics, TRW, BAE Systems, Northrop Grumman, Rockwell Collins, Boeing, and others.

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

On February 25, 2005, TechnoConcepts, Inc. entered into an Agreement and Plan of Acquisition (the “Agreement”) with Asanté Technologies, Inc. (“Asanté”).  Pursuant to the Agreement, TechnoConcepts acquired all of the assets and business of Asanté and substantially all of the liabilities of Asanté in exchange for 1,161,170 shares of TechnoConcepts’ restricted common stock, valued, for purposes of this transaction, at $4.30 per share for an aggregate value of $5 million.  In addition, the Agreement includes a two year earn-out provision whereby TechnoConcepts will issue additional shares of its restricted common stock worth $1,500,000 in each year of 2005 and 2006 if certain revenue goals are achieved.

To date, the company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products.  The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

The Company currently has nineteen full time employees and anticipates having to increase its staff substantially in the future in order to execute the Company’s strategy.

RESULTS OF OPERATIONS - Period Ended June 30, 2005

Revenues

Net sales for the nine months ended June 30, 2005 $345,121. Sales were generated by our wholly owned subsidiary subsequent to the acquisition on June 2, 2005. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors.  Management however, anticipates that revenues will improve compared to the period just ended.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended June 30, 2005 was $270,425. Gross profit for the same period was $74,696. The Company's gross profit as a percentage of net sales was to 22%. Management feels this will increase due to a different sales mix in the upcoming quarter with increased sales of products with better gross profit. Management anticipates a gross profit of at least 40% in future quarters.

General and Administrative Expenses

We incurred General and Administrative expenses of $4,441,706, an increase of $ 2,611,030 over the same period ended June 30, 2004 in which we incurred $1,830,676, as a result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and  professional fees.  Included in this increase was $931,395 of non cash items.

Income Taxes

The Company has  recorded no  provision  or benefit for federal and state income taxes for the nine month  period  ended June 30, 2005, due primarily to a valuation  allowance being established  against the Company's net  deferred  tax  assets  which  consist   primarily  of  net  operating  loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off Balance Sheet Arrangements

During the nine months ended June 30, 2005 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Date:  August 19, 2005

TECHNOCONCEPTS, INC.

(formerly Technology Consulting Partners, Inc.)

By:   /s/ Antonio E. Turgeon

Antonio E. Turgeon

Chief Executive Officer

Date:  August 19, 2005

By:   /s/ Michael Handelman

Michael Handelman

Chief Financial Officer

21