Form 10KSB
period 2005-09-30
TECHNOCONCEPTS, INC.
filed 2005-12-29
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

6060 Sepulveda Blvd. #202
Van Nuys, Ca. 91411
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (818) 988-3364

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer’s revenues for the fiscal year ended September 30, 2005 were $898,261.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of December 29, 2005 was 27,342,542. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 28, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $56,963,051.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transition Small Business Disclosure Format: Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,”“expect,”“intend,”“plan,”“believe,”“foresee,”“estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors That May Affect Future Results” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

TechnoConcepts Inc. (the “Company”) is in the business of designing, developing, and marketing wireless communications semiconductors. In addition to developing various hardware and firmware products designed to facilitate wireless communication, the Company has developed a patented technology designed to dramatically improve the way that wireless signals are received and processed. This technology, which the Company calls True Software Radio™, makes possible device-to-device communication across otherwise incompatible networks and competing wireless standards and formats (e.g. CDMA, TDMA, GSM, GPRS, G3, Bluetooth, WiFi, WiMAX, WiBro, etc.), creating true convergence for the wireless industry.

The Company believes that True Software Radio™ is the only software-reconfigurable single-transceiver technology that has been verified to operate across different wireless frequency bands. True Software Radio™ replaces conventional radio analog circuitry with a combination of proprietary delta-sigma converters, which directly convert received wireless signals to digital data ready for software-based digital signal processing (and vice versa, for transmission). The Company believes that this technology, incorporating a cost-effective single transmitter/receiver/processor system in a computer chipset, will be integrated into next-generation multi-mode radios so that they can operate on multiple frequency bands, can process multiple wireless protocols, and can be easily reconfigured and upgraded by software commands. The Company believes that its True Software Radio™ technology will make it possible for:

• Cell phone users to enjoy seamless roaming anywhere in the world, with over-the-air software upgrades providing real time service feature enhancements and multiple service provider connectivity;

• Base station operators to increase frequency spectrum utilization, to dynamically balance system load, and to upgrade cost-effectively with only software revisions;

• Police, fire, and other emergency and public safety agencies to communicate directly with each other regardless of their different radio systems; and

• Allied military forces to communicate directly with each other regardless of their disparate radio systems.

The Company plans to design, develop and, with foundry partners, manufacture Application Specific Integrated Circuits (ASICs), chipsets and other electronic components based on its proprietary technology and to license these products to major telecommunications equipment suppliers for integration into their wireless communications products. As a development stage company, TechnoConcepts has not yet fully commercialized its proprietary technology, but the Company believes it is making good progress in doing so. The Company is in the process of developing relationships with a number of major wireless communications companies, in order to incorporate its proprietary technology across a broad spectrum of consumer, industrial, and military applications.

History and Development of the Company

Technology Consulting Partners, Inc. (“TCP”) was incorporated in September 2001, as a Colorado corporation, with the intention of providing high technology consulting services to its clients. In June 2002, TCP received its first consulting job which involved placing two consultants with Siemens Business Technologies; however through September 30, 2003, most of TCP’s efforts were devoted to organizing the corporation and raising approximately $120,000 in a private offering. TCP filed a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 9, 2003.

TechnoConcepts Inc. (“TCI”) was incorporated in April 22, 2003, as a Nevada Corporation, with the intention of designing, developing, and marketing wireless communications solutions. On May 26, 2003, TCI purchased the intellectual property assets comprising the True Software Radio™ technology (the “Technology”) from TechnoConcepts, Inc., a California corporation (“TCI California”) in exchange for 8,000 shares of TCI Series A Convertible Preferred Stock and 3,933,320 shares of TCI Common Stock. TCI California, which was privately funded, developed the Technology independently while also completing a series of research projects in the mid-1990s, including a Department of Energy Small Business Innovative Research (SBIR) project. Included in the transferred Technology was TCI California’s initial patent application for its Direct Conversion Delta-Sigma Receiver which TCI California filed on February 2, 1999. The original technical team that invented and developed the Technology continues to work for the Company.

On December 15, 2003, TCP entered into an Agreement and Plan of Merger with TCI, whereby TCP acquired all of the issued and outstanding shares of capital stock of TCI in exchange for shares of TCP representing a controlling interest in TCP (the “Exchange”). The Exchange was completed on February 17, 2004. Unless the context indicates otherwise the terms the “Company,”“TechnoConcepts” and “we” refer to TCI prior to the Exchange and to the combined companies thereafter.

In April 2004, the Company entered into a Memorandum of Understanding with Taiwan-based Wistron NeWeb Corporation, a major manufacturer and designer of mobile wireless communications products to collaborate in developing commercial product applications for the Company’s True Software Radio™ technology in mobile consumer products. The Memorandum of Understanding expired in April 2005; however, in Summer 2005 Neweb agreed to begin supplying its networking products to the Company’s subsidiary, Asante Networks Inc.

In April 2004, the Company entered into a Technology Application Agreement with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications. The agreement provides for the incorporation of the Company’s True Software Radio™ technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications. The Company is currently working with Zinwell on Phase One of the agreement, to define the technical details for the technology to meet the requirements of the commercial marketplace.

On April 15, 2004, the Company amended its Articles of Incorporation to change its name from Technology Consulting Partners, Inc. to TechnoConcepts, Inc.

In June 2004, Patent No. 6,748,025 was granted to the Company, allowing 19 different claims for the conversion of RF signals directly into high-speed digital data streams (RF/D™), which are then sorted and demodulated with digital signal processing. This patent is the first of a series of applications the Company intends to file that form the basis for the Company’s True Software Radio™ technology. On November 4, 2004, the Company filed a continuation application with new claims to Patent No. 6,748,025. This continuation, if approved, will broaden the scope of TechnoConcepts’ current patent protection.

In July 2004, the Company signed a Joint Technology Agreement with a major Taiwan-based wireless base station developer to jointly design, develop and market next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace and that incorporate the Company’s True Software Radio™ technology. The parties are currently working on Phase One of the agreement, to define the technical details of an RF/D™ technology that will meet the requirements of the commercial marketplace.

In November 2004, the Company completed a private placement of convertible debentures, shares of preferred stock and warrants with several institutional investors. Net proceeds to the Company from these transactions were approximately $5,775,000. See “Recent Sales of Unregistered Securities” under Item 5 of this report.

In February 2005, the Company entered into its first commercial license agreement for its True Software Radio™ technology. The agreement is with China Electronics Shanghai Corporation, a division of China Electronics Corporation (CEC), a $5 billion conglomerate under the direct supervision of the central government of China, with 16 wholly-funded subsidiaries, 30 share-holding companies, two overseas operations and six publicly listed companies. The license agreement is subject to approval of the United States Department of Export License Control and to regulations of the Peoples Republic of China, whose approvals are anticipated to be received. As more fully described below (in “Recent Events”), in September 2005 the Company entered into Memoranda of Understanding for the first two projects under this commercial license agreement. The first project involves the integration of True Software Radio™ into multi-protocol 3G mobile handsets (cell phones). The second project is to collaborate on the development of an emergency response application, providing communications interoperability for first responders in emergencies.

In May 2005, the Company formed Techno (Hong Kong) Limited. This subsidiary is located in Hong Kong’s Science & Technology Park, and the Company plans for it to perform production design and engineering for the Company’s semiconductor products.

In June 2005, the Company completed its Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the assets and business of Asanté and significant liabilities in exchange for 1,161,170 shares of the Company’s Common Stock, valued at $4.306 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition included a two year earn-out provision whereby the Company would issue additional shares of the Company’s Common Stock worth up to $3,000,000 if certain revenue goals were achieved. In connection with the acquisition, the Company formed Asanté Acquisition Corporation, a California private corporation, as a wholly owned subsidiary of the Company.

In October 2005, the Company restructured Asanté Acquisition Corporation, by merging it into RegalTech Inc., (PNK:RGTH) a publicly traded Delaware corporation. RegalTech's name was changed to Asanté Networks Inc. (PNK:ASTN). Under the merger agreement, the Company owns preferred shares, which are convertible into eighty five (85%) percent of the shares of common stock of Asanté Networks on a non-dilutable basis. The RegalTech equity holders retained a fifteen (15%) percent interest in the public company in consideration for a capital investment. Asanté Networks, based in San Jose, California, is the leading provider of Ethernet networking solutions for Apple Computer. Major clients include Siemens and Avid, and Asante is also a leader in the education and small-medium business retail markets.

Recent Events

On December 8, 2005, the Company announced that its True Software Radio™ technology had been included in a Phase One proposal submitted by a major defense contractor to the Defense Advanced Research Projects Agency (DARPA) for the Wireless Network after Next (WNaN) Program. DARPA is the central research and development organization for the Department of Defense. If a contract is awarded, the Company will provide its commercial receiver and transmitter SiGe/CMOS integrated circuits to the prime contractor, along with technical support services.

On November 4, 2005, SK Telecom, Ltd. (NYSE:SKM) Korea's leading wireless company, signed a trial agreement with the Company to incorporate TechnoConcepts' True Software Radio™ technology into SK Telecom’s communications platform test bed, on a trial basis, to demonstrate frequency agile network tuning and full digital design based on direct digitization of RF signals by TechnoConcepts’ True Software Radio™ demonstration chip.

On October 11, 2005, the Company announced it had filed a new provisional patent for protection of its "Adaptive Narrow Band Interference Canceller for Broadband Signals" design, a key invention that solves an industry wide problem of how to cancel signal interference. This invention solves the problem across a broad frequency band. While this patent application is another in a series of patents related to the Company’s unique RF/D™ converter and True Software Radio™ technologies, the Company believes the invention is also applicable to a broad range of communications devices for both wired and wireless environments.

On September 22, 2005, the Company announced that it filed a new patent application, with twenty claims, for protection of its "Linear Commuting Amplifier" design, a key circuit implementation that makes it possible to integrate a commutator (to translate signals in frequency) with its high-performance delta-sigma Analog-to-Digital (A/D) converter, to form a direct Radio Frequency-to-Digital (RF/D™) converter as already recited in TechnoConcepts' Delta-Sigma Receiver patent. This patent application, another in a series of patents covering the Company’s unique RF/D™ converter and True Software Radio™ technologies, claims the benefit of its provisional patent application filed January 21, 2005.

On September 6, 2005, the Company signed an agreement with China Electronics Corporation (CEC) to incorporate True Software Radio™ into multi-protocol 3G mobile phone handsets (cell phones) to be manufactured by CEC's subsidiary corporations. Once into production, the Company is to receive a licensing fee on each handset manufactured which incorporates its patented RF/D™ technology. The Company expects to begin receiving production licensing fees from this project in or around the first calendar quarter of 2007.

On September 6, 2005, the Company also signed an agreement with China Electronics Corporation (CEC) to collaborate on the development of an emergency response application providing interoperability capabilities for first responders in emergency response situations. The Company anticipates that the product will integrate into existing telecommunications infrastructure and provide cost-effective, interoperability capability, enabling real-time wireless communications directly among emergency response providers, rather than having to go through conventional dispatch based services.

In August 2005, the Company established a business office and technical support team in Korea. Jin Chan Kim, formerly of Daewoo Telecommunications, was named as business development advisor; Gi Yong Kwon, formerly of SK Telecom, was named as technical advisor; and Sang Hyen Jang was appointed as the general manager of TechnoConcepts’ Korean operations. Sang Hyen Jang has worked in sales and as new business director with companies that include Rexsoft, Ltd., Global Knowledge Co., Ltd., NCNI Co., Ltd., Osicom Co., Ltd., NewWBridge Co., Ltd., Kore@netCo., Ltd. ADC Co., Ltd., and Datacom Co., Ltd.

In July 2005, the Company held live working demonstrations of its revolutionary True Software Radio™ in South Korea and China, showing interoperability across different communications frequency bands, an accomplishment that was impossible to achieve utilizing a single wireless receiver until now. A single True Software Radio™ receiver chip, using only software with no other analog front-end filter or circuitry, was able to receive, translate and process different remote signals between 450 MHz and 1.2 GHz.

On June 14, 2005, the Company announced that it had signed a technology transfer and licensing agreement with set-top box design firm Shanghai Jinshilin Technologies Development Company, Ltd. (Jinshilin). As part of the agreement, Jinshilin will license certain Internet Protocol Television (IPTV) technology for set-top boxes (STBs) and transfer purchase orders valued up to approximately $30 million to China Jinshilin Techno, TechnoConcept's Chinese subsidiary based in Shanghai, China. In December 2005, the Chinese Government advised the Company that the formation of this subsidiary has been approved. Under the terms of the agreement, Jinshilin will receive a licensing royalty equal to 5% of the net revenue that China Jinshilin Techno derives from the sale of IPTV set-top boxes.

Wireless Communications Market

Mobile phones, personal digital assistants (PDAs), Bluetooth and WiFi-enabled laptop and handheld computers, and other types of wireless communications devices continue to proliferate. The global mobile industry reached a major landmark in September 2005, when the number of subscriber connections exceeded 2 billion according to estimates from Wireless Intelligence, the global database venture between the independent analyst firm Ovum (the leading European headquartered authority on telecoms, software and IT services) and the GSM Association. According to Wireless Intelligence, market penetration is over 100% of the population in several countries, such as Sweden, Italy, Austria, and the UK. In these countries most of the interest is about people trading up to new phones and new network services, such as 3G. However, Wireless Intelligence sees the bulk of the new growth coming from large, less well-developed markets such as China, India, Eastern Europe, Latin America and Africa.

According to EMC World Cellular Information Service estimates (made in September 2005), there were 2.2 billion mobile phone users or subscribers by the end of 2005 and there will be nearly 3.2 billion mobile subscribers by 2010. EMC, a member of the Informa Group, is an authoritative wireless industry source for operational data research and analysis, providing market intelligence on the wireless industry since 1984. Their analysts anticipate that the two largest markets will be the US and China, where the Company has been establishing significant strategic relationships.

In November 2005, Hamadoun I. Touré, Director of the UN’s International Telecommunications Union (ITU) Telecommunication Development Bureau, said: "There is not a significant environment on the planet in which broadband internet does not make sense." This shows the global impetus behind the development of multi-mode phones, which can accommodate broadband data services over WiFi and WiMAX in addition to voice services over multiple cell phone standards, such as CDMA, GSM, GPRS, etc. In a white paper published May 2005, iGillott Research, a market strategy consulting firm which concentrates on the wireless and mobile communications industry, pointed out that data services are seen by the wireless industry as the next major area of growth. iGillott stated that voice rates are falling yearly, due to competition and the increasing commoditization of the service, and data services offer a way for the operators to continue to differentiate their services and charge accordingly.

The wireless communications industry is, therefore, under intense competitive pressure. It is also in a state of technological disarray with competing protocols, frequencies, data rate standards and other incompatible transceiver technologies required for the diverse services being offered and planned to be offered. Further, individual countries have usually adopted cellular wireless standards based on economic criteria and the technology preference of the telecommunication service providers operating in those countries, rather than a universal standard. Service providers often build their own network of base stations in overlaying areas with multiple incompatible networks, including both first and second- generation technology. As demand increases appreciably for wireless networks that carry data and voice traffic at faster speeds, a variety of companies and alliances have already proposed several more competing third generation (3G) wireless standards to the International Telecommunication Union (ITU). Each of these different standards and protocols operate on different wireless frequencies and frequency bands, making it impossible to use a single conventional wireless transceiver.

While these incompatible communication protocols and mismatched standards continue to proliferate, the demand for full interoperability (universal communication) has become critical, not only for the roaming business traveler but particularly for public safety and homeland security. The Company’s True Software Radio™ technology can make it possible for wireless devices to reconfigure themselves automatically and so to recognize and communicate regardless of competing wireless standards and different frequency bands — resulting not only in greater convenience and efficiency for the users, but also in improved overall system performance, including significantly increased data speeds and spectrum bandwidth.

Products

Software radio is a wireless communications device that uses software instead of hardware to perform signal processing, giving it the ability to support any and all wireless standards simultaneously. The Company has used its proprietary knowledge to produce the low-cost, industry-unique, frequency-agile True Software Radio™ ASIC transceiver (transmitter/receiver) technology that replaces conventional analog circuitry, combining its proprietary delta-sigma converters with software based digital signal processing. In short, the Company has created a chip that houses software (firmware) that makes it possible for information (audio, video or data) signals to be extracted directly from the carrier with no intervening circuits. Just as large mainframe computers evolved to small hand-held PDAs, the Company has taken a proven technology and refined it to the point where it will function directly on the antennae of either the sending or receiving wireless device - and process the signals at that point.

True Software Radio™ consists of software embedded on a proprietary semiconductor chip that “grabs” the radio frequency signal directly from the antenna and immediately translates it from analog to digital and from one type of transmission (protocol) to another - without the need for a physical middle digital signal (intermediate frequency) processing device. Wireless communication devices equipped with the Company’s True Software Radio™ technology can receive, translate and understand communications from radio frequency (RF) signals transmitted in disparate formats.

The Company’s data indicates that a single True Software Radio™ module can handle as much as five times more voice traffic than current hardware. Additionally it can handle the value-added high-speed data and video traffic linked to the wireless Internet without requiring any supplementary hardware or software. True Software Radio™ can handle any protocols in the licensed and unlicensed frequency range. The current version of the technology is designed to operate in any frequency band from 1.0 MHz to 5.6 GHz. In addition, True Software Radio™ technology provides the additional capability for directly capturing global positioning (GPS) signals and processing navigation information as well. True Software Radio™ technology can be applied to a wide range of markets since this technology can be used in any device that uses RF (wireless) signals.

Benefits of True Software Radio™ Technology

The Company anticipates that adopting True Software Radio™ technology will enable:

• Standard architecture for a wide range of communications products, simplifying the design process;

•    Non-restrictive wireless roaming by extending the capabilities of current and emerging commercial air-interface standards;

• Uniform communication across commercial, civil, federal and military organizations;

• Significant life-cycle cost reductions based on the design criteria;

• Capacity in excess of five times more voice traffic than existing hardware;

• Over the air downloads of new features, services and upgrades as well as software patches;

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

•    The Development of a Reusable Technology Base — software (firmware) which can be shared across product lines can result in lowered development costs and a quicker time to market when introducing a new product; and

•    Staff Reductions — the leveraging of personnel familiar with TechnoConcepts’ technology across multiple product lines can replace teams of technical people for each product line. Areas where staff reductions might occur may include:

Engineering: Design, Development, Layout, Debug, Systems Test & Verification;

Production: Logistics, Purchasing, Manufacturing, Receiving, Incoming Inspection, and Quality Control; and

Post Sales Support: Maintenance and Technical Support.

Technical Comparison with Conventional Transceiver Technology

Conventional analog receiver architecture typically uses a “double conversion” scheme, which first converts the incoming radio signal to an intermediate frequency (IF) and then proceeds to extract the desired information from the IF signal. Conventional architecture utilizes multiple analog interfaces and thus can be prone to severe crosstalk (noise). Furthermore, because waveform decoding is generally done in the analog domain using conventional receivers, this process restricts the system to only one type of signal, i.e. to a single frequency or frequency band.

In contrast, by digitizing the wireless signal functionally at the antenna, without the need for a down-converter and other intermediate processing, True Software Radio™, with a single analog interface, eliminates conventional analog crosstalk. Moreover, the architecture can be programmed to process any type of signal or multiple types of signals.

•    Conventional analog receivers typically use a double-conversion design. The architecture requires multiple external analog components, contains many analog interfaces, and can only decode one type of waveform.

•    A True Software Radio™ implementation based on TechnoConcepts’ very high speed analog-to-digital (A/D) converter has a single analog input interface and can be programmed to process any type of waveform, i.e. any frequency on any frequency band.

The Company’s True Software Radio™ receiver has been demonstrated with TechnoConcepts’ proprietary Gallium Arsenide (GaAs) semiconductor chip, a very high speed (multi-GHz clock rates) delta-sigma converter that digitizes signals by modulating the analog input (RF signal) into a high-speed one-bit digital data stream. The data stream is then processed, using logic circuits within the semiconductor, to produce a high resolution word stream at a slower data rate, thus eliminating the need for conventional down-converters and their external analog components. The converter is a closed-loop system in which the order of the loop and the input bandwidth may be manipulated for the desired resolution: a more focused bandwidth results in higher resolution.

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

All component production will be performed with foundry partners. The Company intends to fabricate SiGe components with Jazz Semiconductor in Irvine, California, and CMOS components with TSMC in Taiwan.

Marketing and Distribution

The Company considers itself to be achieving its goal of becoming a leading provider of wireless communication technology by offering True Software Radio™ ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

To date the Company has entered into six preliminary agreements with potential strategic partners for the joint development and commercialization of True Software Radio™ components. None of these six preliminary agreements assure that the Company will realize any revenue from the sale or license of its products or technology.

•
In April 2004, the Company entered into a Technology Application Agreement with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications. The Company is currently working with Zinwell on Phase One of the agreement, to define the technical details to meet the requirements of the commercial marketplace.

•
In July 2004, the Company signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly design, develop and market next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace and that incorporate the Company’s True Software Radio™ technology. The parties are currently working on Phase One of the agreement, to define the technical details of an RF/D™ technology that will meet the requirements of the commercial marketplace.

•
In June 2005, the Company signed a technology transfer and licensing agreement with set-top box design firm Shanghai Jinshilin Technologies Development Company, Ltd. ("Jinshilin"). The companies intend to integrate True Software Radio™ into future generation set-top boxes to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances. The Company believes that integrating True Software Radio™ technology into Jinshilin's IPTV set-top box will result in a product offering with truly revolutionary capabilities.

•
In September 2005, the Company signed an agreement with China Electronics Corporation (CEC) to incorporate True Software Radio™ into multi-function 3G mobile phone handsets (cell phones) to be manufactured by CEC's subsidiary corporations. Under this agreement, the Company expects to begin receiving production licensing fees in or around the first calendar quarter of 2007.

•
In September 2005, the Company also signed an agreement with China Electronics Corporation to collaborate on the development of an emergency response application providing interoperability capabilities for first responders in emergency response situations. The Company anticipates that the product will integrate into True Software Radio™ technology into existing telecommunications infrastructure to provide cost-effective, communications interoperability, making it possible for emergency response providers from different agencies to communicate with one another.

•
In November 2005, SK Telecom, Ltd. (NYSE:SKM) Korea's leading wireless company, signed a trial agreement with the Company. SK Telecom will incorporate TechnoConcepts' True Software Radio™ receiver solution into their communications platform test bed, on a trial basis, to demonstrate frequency agile network tuning and full digital design based on direct digitization of RF signals™.

The Company intends to continue to seek to establish more strategic relationships with both component manufacturers and “total solution” providers. The Company believes that incorporation of its True Software Radio™ technology will make it possible for its industry partners to provide innovative products and for wireless carriers to offer less expensive service along with seamless roaming and global interoperability. Elements of the Company’s strategy include:

Selling to the Portable Device Market

The Company anticipates opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•	Sales of True Software Radio™“engines” (essentially very small wireless “motherboards”) to portable device manufacturers, such as PalmOne, Sony, Sharp and Toshiba;

•
Non-recurring engineering fees for integration services to large manufacturers such as Raytheon, Lockheed-Martin, BAE Systems, and Northrop that want to adopt True Software Radio™ technology into their products and license fees based upon units sold under their own brand names (embedded products);

•	OEM licensing agreements for physical/data link layer software to handset manufacturers, such as Samsung, Nokia, Motorola, and Ericcson; and

•
Licensing agreements for incorporation of True Software Radio™ into mobile phones and other hands-free accessories used in automobiles, such as GPS location services, MP3 transmission to car audio system, car diagnostics sent wirelessly to a mechanic’s terminal, personal area networking, garage door openers, car lock openers, etc.

The Company has not entered into definitive agreements with any of these companies as of the date of this report. Nonetheless, the Company has been contacted by such companies as Nokia, BMW, Siemens, and most of the major South Korean telecommunications companies expressing interest in some of these potential portable device applications. There is no assurance that these contacts will lead to a definitive agreement with any of these companies.

Selling to the Base Station Market

The Company believes that True Software Radio™ technology will contribute to the obsolescence of conventional wireless technology. The True Software Radio™ transceiver is capable of providing at least three times the capacity of a conventional base station unit, reducing the present per-channel cost by roughly two-thirds. The Company anticipates revenue generation from the base station market primarily from four sources:

• Base station transceiver hardware sales to companies such as Lucent, Nortel and MTI;

•    Licensing of base station software for physical and data link layer processing to infrastructure makers such as Siemens and Alcatel;

•    Strategic partnerships for international deployment of base station systems with companies such as China Mobile, China Unicom and SK Telcom; and

•    Non-recurring engineering (NRE) fees for the development of custom interfaces to our physical/data link layer software to government agencies in China, Germany, and the United States, and to their contractors, such as BAE Systems, Lockheed Martin, General Dynamics, L3 Titan Group, Raytheon, and Rockwell Collins.

The Company has not entered into definitive agreements with any of these companies as of the date of this report; however, the Company was contacted by and/or has had initial discussions with SK Telecom, China Electronics Corporation (CEC), General Dynamics and others. There is no assurance these discussions will lead to any definitive agreements.

Military Uses

The U.S. military has radio interoperability problems (as reported in the Marine Corps Gazette, January 2003, RF Design, May 1, 2003, Army Communicator, Summer 2003, and many other sources), in that one branch of the service often cannot communicate with another branch because of different radio systems. During joint country operations, it is not unusual for one country’s radio system to be incompatible with the radio systems of other countries. The Company’s True Software Radio™ technology can provide seamless communications across all bands, including satellite communications. The Company is pursuing direct military sales and strategic partnerships (none of which have been consummated as of the date of this report) with major defense contractors such as Lockheed-Martin, General Dynamics, TRW, Northrop Grumman, Rockwell Collins, Boeing, and others.

The Company has not entered into definitive agreements with any of the companies referred to above as of the date of this report; however in December 2005, the Company’s True Software Radio™ technology was included in a Phase One proposal submitted by a major defense contractor to the Defense Advanced Research Projects Agency (DARPA) for the Wireless Network after Next (WNaN) Program. DARPA is the central research and development organization for the Department of Defense. If a contract is awarded, the Company will provide its commercial receiver and transmitter SiGe/CMOS integrated circuits to the prime contractor, along with technical support services. There is no assurance that a contract will be awarded by DARPA.

Public Safety

Local, state and federal agencies, which respond to public safety situations, also have radios and other communication devices that cannot currently communicate with each other. This prevents the personnel of the agencies that are all trying to help deal with the same emergency from talking to each other or sharing database information. Using the Company’s True Software Radio™ technology can provide a flexible and rapid solution so that a variety of emergency workers can communicate directly with each other - firemen can communicate with policemen and FEMA personnel can coordinate with the National Guardsmen - a vitally important need in our post-9/11 world. Additionally, the Company’s True Software Radio™ technology can be used to enable radio or telephone handsets to be switched automatically from cellular to satellite communications in the event of a blackout disabling cellular base station operations. This capability would have been welcomed during the power blackout that affected the northeastern part of North America in 2003.

The Company is actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security. The Company has not entered into definitive agreements with respect to public safety applications, as of the date of this report. The Company has been contacted by a number of municipalities regarding this problem, and in September 2005, the Company signed an agreement with China Electronics Corporation (CEC) to collaborate on the development of an emergency response application to provide communications interoperability for first responders in emergency response situations. The Company continues to actively seek other partners for these projects and, after being contacted by the advanced technology division of a large government contractor, has begun preliminary discussions on solving the communications interoperability problem.

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

• Licensing established product designs while continuing to develop new hardware and software; and

• Developing leading edge software and firmware.

The Company also recognizes that consummating strategic acquisitions can help expand the Company’s geographic presence and obtain specialized management and technical talent. To this end, the Company will consider acquiring companies that, in its judgment, will facilitate the Company in accelerating growth, in accelerating technical development and in commercializing True Software Radio™, by adding complementary product and service lines, diversifying the Company into new markets, expanding the Company’s geographic presence, acquiring capable management, gaining new technical capabilities, and/or gaining a larger share of the existing market.

The Company will evaluate potential acquisitions based on the points identified in the previous paragraph taking into account the financial size, the geographic influence, the technical capabilities, the management experience, and the current capital situation and needs of a potential acquisition target. Further, the Company will seek to identify synergies between a potential target and the Company’s own capabilities, strategies and resources. The Company will carefully consider the following factors prior to making any acquisition:

• The culture of the potential target and its compatibility with TechnoConcepts’ values and operating/management approach;

•    The target’s existing technology base - whether it offers flexible technologies that will expand and not limit TechnoConcepts’ opportunities;

• The target’s customer base - how it can mesh with TechnoConcepts’ client base; and

• The target’s current financing arrangements.

On June 2, 2005, the Company completed its Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the assets and business of Asanté Technologies and significant liabilities in exchange for 1,161,170 shares of the Company’s Common Stock, valued at $4.306 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition includes a two year earn-out provision whereby the Company will issue additional shares of the Company’s Common Stock worth $3,000,000 if certain revenue goals are achieved. In connection with the acquisition, the Company formed Asanté Acquisition Corporation, a California private corporation, as a wholly owned subsidiary of the Company.

On October 17, 2005, the Company restructured its wholly owned subsidiary, Asanté Acquisition Corporation, by merging it into RegalTech Inc., (PNK:RGTH) a publicly traded Delaware corporation. RegalTech's name was changed to Asanté Networks Inc. (PNK:ASTN). Under the merger agreement, the Company owns preferred shares, which are convertible into eighty five (85%) percent of the shares of common stock of Asanté Networks on a non-dilutable basis. The RegalTech equity holders retained a fifteen (15%) percent interest in the new public company in consideration of a capital investment. Asanté Networks, based in San Jose, California, is the leading provider of Ethernet networking solutions for Apple Computer. Major clients include Siemens and Avid, and Asante is also a leader in the education and small-medium business retail markets.

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

In November 2004, the Company filed a new patent application including twenty-three claims for protection of a “Direct Conversion Delta Sigma Transmitter.” While the Company’s current patent protects the receiver portion of the technology, the new filing seeks to protect the Company’s technology for converting digital data to RF, which will protect the transmission portion of the technology. The Company believes that this new filing, based upon a combination of innovative ideas and processes, has the potential to give the Company an extremely broad basis of protection for its direct conversion transceiver technology.

In January 2005, the Company filed a new provisional patent application for protection of its “Output Digital Filter for Direct Conversion Delta Sigma Transmitter.” The application discloses a digital method of implementing either a “real filter” or a “complex filter” that operates on the outputs of the Direct Conversion Delta Sigma Transmitter. As a digital filter, the invention is tunable by software command to achieve frequency agility. This provisional patent application is another in the series of patents covering the Company’s unique RF/D™ converter and True Software Radio™ technologies.

In September 2005, the Company also filed a new patent application, with twenty claims for protection of its "Linear Commuting Amplifier" design, a key circuit implementation that makes it possible to integrate a commutator (to translate signals in frequency) with its high-performance delta-sigma Analog-to-Digital (A/D) converter to form a direct Radio Frequency-to-Digital (RF/D™) converter as already recited in TechnoConcepts' Delta-Sigma Receiver patent. This patent application, another in a series of patents covering the Company’s unique RF/D™ converter and True Software Radio™ technologies, claims the benefit of its provisional patent application filed January 21, 2005.

In September 2005, the Company also filed a new provisional patent application for protection of its "Adaptive Narrow Band Interference Canceller for Broadband Signals" design, a key invention that solves an industry wide problem of how to cancel signal interference. This invention solves the problem across a broad frequency band. While this patent application is another in a series of patents covering the Company’s unique RF/D™ converter and True Software Radio™ technologies, the Company believes the invention is also applicable to a broad range of communications devices for both wired and wireless environments.

The Company has also begun the process of obtaining patent protection in China, Hong Kong, Taiwan, and Korea under the international Patent Cooperation Treaty (PCT). In June 2004, the Company filed patent applications for the Direct Conversion Delta Sigma Receiver in both China and Korea. In August 2005, the Company filed the European Patent Application for the Direct Conversion Delta Sigma Transmitter. In September 2005, the Company filed the Chinese language version of the Direct Conversion Delta Sigma Transmitter patent application in the Taiwan Patent Office.

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

The Company believes that, because of the rapid pace of technological change in the wireless communications industry, patent and trade secret protections are extremely important - but they must also be supported by other dynamics such as expanding the knowledge, ability and experience of the Company’s personnel, new product introductions and continual product enhancements.

Research and Development and Product Testing

Research and Development Activities

Since its inception in April 2003, Company engineers have spent approximately 31,000 man hours on research and development activities relating to the Company’s technology and products.

In April 2004 the Company entered into a Technology Application Agreement with Zinwell Corporation, a leading designer and manufacturer of transmission products and digital set-top boxes used in satellite, communications, and CATV/MATV fields as well as a solution provider for system integration in 3C and IA applications. The agreement provides for the incorporation of the Company’s True Software Radio™ technology into Zinwell’s next generation wireless products, to deliver advanced capabilities for commercial applications for the CATV/MATV and Wireless Gateway applications.

In July 2004, the Company signed a Joint Technology Agreement with a major Taiwan-based base station developer to jointly design, develop and market next-generation products that can deliver advanced capabilities for the third-generation (3G) wireless infrastructure marketplace and that incorporate the Company’s True Software Radio™ technology.

In June 2005, the Company signed a technology transfer and licensing agreement with set-top box design firm Shanghai Jinshilin Technologies Development Company, Ltd. ("Jinshilin"). As part of the agreement, the Company will integrate certain technologies with Jinshilin's existing IPTV set-top box design and commence commercialization of the IPTV-STB product for delivery of television content via the Internet. IPTV set-top boxes provide for delivery of digital television programming received from the Internet to conventional audio/video inputs to television sets. The Company believes that future generation IPTV set-top boxes in China will incorporate True Software Radio™ to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances.

On September 6, 2005, the Company signed an agreement with China Electronics Corporation (CEC) to collaborate on the development of an emergency response application providing interoperability capabilities for first responders in emergency response situations. The Company anticipates that the product will integrate into existing telecommunications infrastructure and provide cost-effective, interoperability capability, enabling real-time communications directly among emergency response providers, rather than having to go through conventional dispatch based services. On the same date, the Company signed a second agreement with China Electronics Corporation to incorporate True Software Radio™ into multi-protocol multi-use 3G mobile phone handsets to be manufactured by CEC's subsidiary corporations.

On November 4, 2005, SK Telecom, Ltd. (NYSE:SKM) Korea's leading wireless company, signed a trial agreement with the Company, to incorporate TechnoConcepts' True Software Radio™ receiver solution into SK Telecom’s communications platform test bed, on a trial basis to demonstrate frequency agile network tuning and full digital design based on direct digitization of RF signals by TechnoConcepts’ True Software Radio™ demonstration chip.

Product Testing

In conjunction with our ongoing technical and market research and development efforts, we have conducted extensive product testing. Our staff also calls upon companies in a variety of industries for the purpose of gathering empirical data for independent testing, research and development.

The Company is also currently preparing to acquire specialized test equipment and to develop its test procedures for in-house characterization of the Company’s products, which are anticipated to produced on an engineering sample basis by mid-2006 and on a production basis by the end of the 2006 calendar year.

Competition

The wireless communications industry is characterized by extreme competition. The industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company.

The Company believes that the intensity of existing competition may actually work to the Company’s advantage in that the ability of the Company’s True Software Radio™ technology to transmit and receive multiple signals with a single chip or chipset may shatter the barriers within the wireless communications community, providing far reaching efficient and effective cost reductions and changes in the expansion and utilization of existing bandwidth. The Company believes that the unique features of True Software Radio™ systems in solving compatibility problems among communication systems with incompatible standards and operating frequencies, will give a decisive competitive advantage to those companies that adopt the technology. Because True Software Radio™ systems reconfigure themselves automatically to adapt to competing wireless communications protocols and standards (CDMA, GSM, TDMA, GPRS, WiFi, WiMAX and countless others), the Company believes that users will benefit from improved system performance, less expensive service, and seamless interoperability and roaming. The Company also believes that True Software Radio™ has the potential to save billions of dollars when transitioning to new standards, dramatically reducing what it would otherwise cost for the worldwide transition from the GSM to WCDMA standard.

Software Defined Radio (SDR) is a potentially competing technology where software, running on conventional hardware platforms, performs signal processing and other radio functions. Advocates assert that SDR will provide reconfigurable system architectures for wireless networks. Similar to True Software Radio™, SDR may provide a more efficient and comparatively less expensive solution than conventional radios for the problem of building multi-mode, multi-band, multifunctional wireless devices that can be adapted, updated, or enhanced by using software upgrades. However, SDR requires a “double conversion” scheme, which first converts the incoming signal to an intermediate frequency (IF) and then proceeds to extract the information from the IF signal. This “downconversion” architecture utilizes multiple analog interfaces and thus can be prone to severe crosstalk (noise). Furthermore, since the waveform decoding is generally done in the analog domain, the receiver can only process one type of signal, i.e. only one frequency in a single frequency band. In contrast, True Software Radio™ utilizes a single analog interface, at the antenna, eliminating the need for downconversion, intermediate frequency processing, and other additional signal processing to convert the radio signal to digital data (ready for processing by software). The True Software Radio™ architecture requires few external analog components and can be programmed to process any type of signal or multiple types of signals in any frequency band. The Company, therefore, believes that its True Software Radio™ technology will provide more efficient and less expensive products than can conventional SDR.

The True Software Radio™ technology provides digital direct down conversion if the wireless signal to its baseband equivalent without using external analog components. It is this unique feature that differentiates TechnoConcepts’ technology from its competitors’ products. This capability provides very flexible operation as well as inexpensive production. Combined with the necessary software, it provides the ability to implement true reconfigurable software radio technology by providing both frequency and standard independence for any communication device or component which incorporates the Company’s True Software Radio™ technology. Due to the architecture of the Company’s True Software Radio™ design, the technology is capable of being fabricated in low-power CMOS (Complementary Metal-Oxide Semiconductor) process technology, another industry first.

There are several companies that have successfully developed multiple-frequency front-end transceiver modules based upon integrating several analog circuits into a single integrated component. There are even those that have created integrated circuits with multiple radio transceivers that can work with multiple networks. The limitation of these solutions is that they are still restricted to predefined frequencies and frequency bands and therefore are limited to specific protocols and standards. Further if either the fixed frequency band(s) or fixed standard(s) changes, then a new hardware component has to be designed and installed, thus increasing the product and maintenance cost. This is similar in concept to designing a radio receiver that selects two, three or four stations out of the complete frequency band to listen to. The Company’s solution allows the radio to be tuned to any frequency in the band and in any frequency band, as determined by software programming, which can be changed by a simple software upgrade or revision. In addition, the competitors’ components are typically manufactured with the higher-power SiGe fabrication process, which requires higher power to operate and adversely impacts battery life in hand-held applications.

TechnoConcepts plans to compete on the basis of product features, quality, reliability, price, and dedicated customer support. The Company believes its technology provides a significant competitive advantage with respect to each of these factors.

Employees

As of September 30, 2005, the Company had 33 full-time employees and 3 independent contractors. We intend to recruit and hire qualified additional personnel as needed to execute the Company’s strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in 7,410 square feet of office space located at 6060 Sepulveda Blvd, Suite 202, Van Nuys, California. This space is held pursuant to a three year lease that commenced on March 1, 2005, and provides for monthly rental payments of $13,543. These facilities house our executive offices as well as certain product development operations. Management believes that our present offices are adequate to meet our immediate current needs.

Asante Acquisition Corp, our subsidiary, leases approximately 7,000 square feet of office space in San Jose, Ca. at a monthly rent of $5,400. This lease commenced on September 1, 2005, and will expire on September 1, 2006. We use this facility as executive offices as well as sales and administrative offices.

Techno (Hong Kong) Limited, our subsidiary, leases approximately 846 square feet of office space in Hong Kong at a monthly rent of US $1,600 pursuant to a three year lease that commenced in December 2005. We use this facility for product development operations as well as administrative offices.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business. As of September 30, 2005, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We have not submitted any matters to a vote of securities holders during the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock commenced trading in the over-the-counter market on December 23, 2003, and prices for the common stock were quoted on the OTC Electronic Bulletin Board (“OTCBB”) under the symbol “TCPT.” No trading took place during the fiscal year ended September 30, 2003.

Prior to the merger of Technology Consulting Partners Inc. and TechnoConcepts Inc. in February 2004, there was no established trading market in our common stock and trading therein was sporadic.

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

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2003	$1.12	$1.01

March 31, 2004	$5.20	$1.17

June 30, 2004	$6.65	$3.60

September 30, 2004	$6.69	$4.41

December 31, 2004	$4.90	$3.25

March 31, 2005	$5.55	$3.50

June 30, 2005	$5.00	$3.56

September 30, 2005	$4.59	$3.05

As of December 29, 2005, there were approximately 940 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Recent Sales of Unregistered Securities

In November and December 2003, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $333,675 (the “Initial Notes”). These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. At the time of maturity, the notes were converted into 765,715 shares of the Company’s Common Stock.

In January and February 2004, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $905,000 (the “Subsequent Notes” and together with the Initial Notes, the “Notes”). In November 2004, the Company issued additional Subsequent Notes in an aggregate amount of $200,000. The Subsequent Notes carried an interest rate of 10% per annum payable quarterly in cash or stock, with all interest and principal due on January 31, 2005. The notes were convertible into shares of the Company’s Common Stock at any time after June 30, 2004. All of the Subsequent Notes have been converted into 694,571 shares of Common Stock.

In January 2004, the Company issued 50,000 shares of its common stock to Berthel Fisher & Company Financial Services, Inc. pursuant to the terms of a Cooperation Letter between the parties in consideration for investment banking and advisory services which have yet to be provided by Berthel Fisher to the Company.

On February 17, 2004, the Company completed its acquisition of the TechnoConcepts, Inc., a Nevada corporation, by issuing 3,930,320 shares of its Common Stock and 8,000 shares of its Series A Preferred Stock to the stockholders of the original Nevada corporation. (the “Exchange”).

On November 17, 2004 (the “Closing Date”) the Company entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) to purchase a total of 608,000 shares of the Company’s Common Stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. Pursuant to the terms of the Debentures, any interest amount unpaid will bear interest at the rate of 18% per annum until paid. The Debentures provide for various events of default that would entitle the holders of the Debentures to require the Company to immediately repay an amount equal to at least 130% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest thereon, in cash. During the pendancy of any default, the interest rate under the Debentures will increase to 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law. Because the Company’s obligations under the Debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the Debentures (the “Secured Parties”), the occurrence of an event of default which is not cured permits the Secured Parties (acting in concert) the right to take possession of all of the assets of the Company, to operate the business of the Company and to exercise certain other rights provided in the Security Agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005. The Company filed the required registration statement on May 3, 2005. As a result, the Registration Rights Agreement provides that the Company is obligated to pay a penalty equal to 1% of the aggregate purchase price paid by each purchaser for the Debentures on January 20, 2005 and an additional 1% on the 20th of each month thereafter until the registration statement has been filed. Any unpaid amount will bear interest at a rate of 18% per annum. The Company also agreed to use its best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date. On July 15, 2005, the Debentures were amended to extend the period for the registration statement to be declared effective from 135 days to 300 days. As of the date hereof, the registration statement had not yet been declared effective by the SEC. Failure to have the registration statement declared effective by the 300th day following the Closing Date resulted in an event of default under the Debentures, effective September 13, 2005, which has not been cured, as of the date hereof. As a result, certain damages have been incurred by the Company for failing to have the registration statement declared effective, in a timely manner. The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

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

Series A Preferred Stock

Designation and Amount; Rank. 16,000 shares have been designated as “Series A Preferred Stock”. The shares of Series A Preferred Stock are divided into Series A1 and Series A2. Shares of Series A Preferred Stock have no par value per share, have a face value of $1,000, and rank senior to common stock and shares of Series B Preferred Stock.

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

Mandatory Redemption. The shares of Series A Preferred Stock are redeemable, at the option of the holders, for the greater of (x) 125% of the face value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the face value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if we (i) fail to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated thereby and such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the holder of Series A Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B Preferred Stock

Designation and Amount; Rank. 800 shares have been designated as “Series B Preferred Stock”. Shares of Series B Preferred Stock have no par value per share, have a face value of $2,500, and rank senior to shares of common stock but junior to shares of Series A Preferred Stock.

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

Mandatory Redemption. The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the face value, plus all accrued and unpaid dividends, if we (i) fail to issue shares of Common Stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated by the preferred stock securities purchase agreement pursuant to which the shares of Series B Preferred Stock were originally issued and such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the institutional investor purchasing the Series B Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

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

The gross proceeds from the offering of the Securities were approximately $7,013,675 in cash and other consideration. In connection with the Company’s sale of the Debentures, Warrants and the Series B Preferred Shares, the Company paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,550 and also issued warrants exercisable for 120,800 shares at $2.50 per share, 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

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

History and Development of the Company

The Company is in the business of designing, developing, and marketing wireless communications solutions. We have not earned any revenues to date. In addition to developing various hardware products designed to facilitate wireless communication, the Company has developed a patented technology designed to dramatically improve the way wireless signals are transmitted, received and processed. The Company’s True Software Radio™ technology makes possible direct device-to-device communication, even among otherwise incompatible wireless standards and formats (e.g. CDMA, TDMA, GSM, GPRS, Bluetooth, WiFi, WiMAX, etc.), by incorporating a cost-effective transmitter/receiver/processor system on a computer chipset. True Software Radio™ enables the replacement of conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing which allows wireless signals like those from cell phones, radios or television to be processed and translated at the point of origin. The Company believes that this technology will be incorporated into next-generation multi-mode radios that can handle multiple frequency bands, process multiple transmission protocols, and be easily and cost-effectively reconfigured and upgraded.

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

TechnoConcepts Inc. (“TCI”) was incorporated in April 22, 2003, as a Nevada Corporation with the intention of designing, developing, and marketing wireless communications solutions. On May 26, 2003, the Company purchased the intellectual property assets (the “Asset Purchase Transaction”) comprising the True Software Radio™ technology (the “Technology”) from TechnoConcepts, Inc., a California corporation (“TCI California”) in exchange for 8,000 shares of TCI Series A Convertible Preferred Stock and 3,933,320 shares of TCI Common Stock. TCI California, which was privately funded, developed the Technology while completing a series of research projects in the mid-1990s, including a Department of Energy Small Business Innovative Research (SBIR) project. Included in the transferred Technology was TCI California’s initial patent application for its Direct Conversion Delta-Sigma Receiver which TCI California filed on February 2, 1999. The original technical team that developed the Technology continues to work for the Company.

On December 15, 2003, TCP entered into an Agreement and Plan of Merger with TCI, whereby TCP acquired all of the issued and outstanding shares of capital stock of TCI in exchange for shares of TCP representing a controlling interest in TCP (the “Exchange”). The Exchange was completed on February 17, 2004. Unless the context indicates otherwise the terms the “Company,”“TechnoConcepts” and “we” refer to TCI prior to the Exchange and the combined companies thereafter.

On April 15, 2004, the Company amended its Articles of Incorporation to change its name from Technology Consulting Partners, Inc. to TechnoConcepts, Inc.

On June 2, 2005, the Company completed its Agreement and Plan of Acquisition with Asanté Technologies, Inc. Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the assets and business of Asanté Technologies and significant liabilities in exchange for 1,161,170 shares of the Company’s Common Stock, valued at $4.306 per share for an aggregate value of $5 million. In addition, the Agreement and Plan of Acquisition includes a two year earn-out provision whereby the Company will issue additional shares of the Company’s Common Stock worth $3,000,000 if certain revenue goals are achieved. In connection with the acquisition, the Company formed Asanté Acquisition Corporation, a California private corporation, as a wholly owned subsidiary of the Company. Asanté, based in San Jose, CA, is a leading provider of networking solutions for the small-medium business market.

On October 17, 2005, the Company restructured Asanté Acquisition Corporation by merging it into RegalTech Inc., (PNK:RGTH) a publicly traded Delaware corporation. RegalTech's name was changed to Asanté Networks Inc. and trades under the ticker symbol “ASTN.” Under the merger agreement, the Company owns preferred shares, which are convertible into eighty five (85%) percent of the shares of common stock of Asanté Networks on a non-dilutable basis. The RegalTech equity holders retained a fifteen (15%) percent interest in the public company in consideration of a capital investment.

Plan of Operations

We have not earned any revenues to date on our core True Software Radio™. The Company’s strategy is to become a leading provider of wireless communication technology by offering True Software Radio™ ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

To date the Company has entered into six preliminary agreements with potential strategic partners for the joint development of True Software Radio™ products. None of the preliminary agreements assure that the Company will realize any revenue from the sale or license of its products or technology.

The Company intends to continue to seek to establish strategic relationships with both component manufacturers and “total solution” providers. The Company believes that incorporation of its True Software Radio™ technology will enable its industry partners to provide less expensive service along with seamless roaming and global interoperability, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location, mobile multimedia web browsing, including music and video downloads, public safety and homeland security. Elements of the Company’s strategy include:

Selling to the Portable Device Market

The Company anticipates opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•    Sales of True Software Radio™“engines” (essentially very small wireless “motherboards”) to portable device manufacturers;

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

Military Uses

The Company’s True Software Radio™ technology can provide seamless communications between various service branches and between allied forces in joint operations across all bands, including satellite communications. The Company is pursuing direct military sales and strategic partnerships (none of which have been consummated as of the date of this report) with major defense contractors.

Public Safety

The Company’s True Software Radio™ technology can provide seamless communications between various local public safety agencies that otherwise may not be able to “talk” to one another during an emergency. The Company is actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security. The Company has not entered into definitive agreements for any such strategic partnerships as of the date of this report.

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

The Company also recognizes that consummating strategic acquisitions can help expand the Company’s geographic presence, and obtain specialized management and technical talent. To this end, the Company will consider acquiring companies that will help enable the Company to accelerate growth, accelerate technical development and commercialization of True Software Radio™, add complementary product and service lines, diversify the Company into new markets, expand the Company’s geographic presence, acquire capable management, gain new technical capabilities, and/or gain a larger share of the existing market.

The Company has no agreement or understanding to acquire any company, as of the date of this report.

To date, the company has expended substantial amounts to upgrade its products through research and development and has received patents and is in the process of applying for additional patents for its products. The company expects these expenditures for research and development to continue for the indefinite future as the company improves and adapts its products.

Results of Operations

Revenues

Net sales for the year ended September 30, 2005 were $898,261. Sales were generated by our wholly owned subsidiary, Asanté Acquisition Corporation, subsequent to the acquisition on June 2, 2005. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors.  Management, however, anticipates that revenues will improve compared to the period just ended.

Cost of Sales and Gross Profit

Cost of sales for the year ended September 30, 2005, was $858,284. Gross profit for the same period was $39,971. The Company's gross profit as a percentage of net sales was 4.5%. Management feels this will increase due to a different sales mix in the upcoming quarter with increased sales of products with better gross profit. Management anticipates a gross profit of at least 40% in future quarters.

General and Administrative Expenses

We incurred General and Administrative expenses of $8,603,583, an increase of $ 7,724,771 over the same period ended September30, 2004, in which we incurred $880,812 of such expenses. This increase is a direct result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees and expenses incurred by our wholly owned subsidiary Asante Acquisition Corporation. Included in this increase was $1,217,321 of non cash items.

Off Balance Sheet Arrangements

During the year ended September 30, 2005 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Capital Resources

Since November 2003, we had originally financed our operations primarily through private sales of securities. In November and December 2003, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $333,675. These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. All of the outstanding principal amount of these notes has been converted into 767,709 shares of the Company’s Common Stock.

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

The Company is to be considered in default of our recently issued 7% secured convertible debentures upon the occurrence of any of the following events, among others: we fail to pay any principal amount under a debenture when due; we fail to pay any interest amount under a debenture within three trading days of any notice sent to us by the holder of the debenture that we are in default of our obligation to pay the interest amount; we fail to comply with any of the other agreements contained in the debenture which failure is not cured, if possible to cure, within the earlier to occur of five trading days of any notice sent to us by the holder of the debenture that we are in default of our obligations and ten trading days after we become aware of or should have become aware of such failure; we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement; any material representation or warranty made in a debenture or the related securities purchase agreement or the related registration rights agreement shall be untrue or incorrect in any material respect as of the date made; we or any of our subsidiaries become bankrupt or insolvent; we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000 and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable; our common stock ceases to be eligible for quotation on the principal market for our common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on the OTC Bulletin Board or another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within five trading days; we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our company; the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures has not been declared effective the Securities and Exchange Commission prior to September 13, 2005; the effectiveness of the resale registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is suspended for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12 moth period subject to certain exceptions; and/or we fail to issue shares of our common stock to the holder within ten trading days of the conversion date specified in any conversion notice delivered in respect of a debenture by the holder.

Upon the occurrence of an event of default, which has not been cured, the holder of a debenture can elect to require the Company to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the debenture. Because the Company’s obligations under the debentures are secured pursuant to the terms of a separate security agreement with the holders of the debentures, the occurrence of an event of default, which has not been cured, permits the debenture holders (acting in concert) to take possession of all of the Company’s assets, to operate the Company’s business and to exercise certain other rights provided in the security agreement.

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

In August 2005, our subsidiary Techno (Hong Kong) Limited entered into a lease of approximately 846 square feet of office space in Hong Kong at a monthly rent of US $1,600. This lease is held pursuant to a three year lease that commenced August 1, 2005 and expires on August 1, 2008.

In September 2005, our subsidiary Asanté Acquisition Corporation entered into a lease of approximately 7,000 square feet of office space in San Jose, Ca. at a monthly rent of $5,400. This lease is held pursuant to a one year lease that commenced September 1, 2005 and expires on September 1, 2006.

The Company anticipates incurring capital expenditures of approximately $3,500,000 during the current fiscal year ending September 30, 2006.

During October 2005 the Company issued promissory notes of $665,000 that mature two months after date of issue.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants.

During November, 2005, certain debenture holders notified the Company that they were exercising their right to conversion and, as of the date of this report, $975,000 of the $3,775,000 outstanding 7% Secured Convertible Debentures have been converted into 390,000 shares.

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our common stock, at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the option of the Board of Directors. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of December 15, 2005, the Company sold 995 shares of Series B-1 Preferred (convertible to 995,000 shares of common stock) at an aggregate purchase price of $2,486,198 million.

As of September 30, 2005 the Company had a working capital deficiency of $3,537,747, cumulative losses from operations of $13,599,441 and a negative cash flow from operations of $5,785,144. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand as of the date of this report, should be sufficient to fund our operations for at least the next five (5) months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES AND TO EXPERIENCE NEGATIVE CASH FLOW.

We expect to have significant operating losses and to record significant net cash outflow in the near term. Our business has not generated sufficient cash flow to fund the commercialization of our proprietary technology and our planned operations without resorting to external sources of capital. We anticipate that finishing product commercialization and establishing market share for our True Software Radio™ technology will require substantial capital and other expenditures. Since our inception, we have incurred net losses in each year of our operations. As a result of ongoing operating losses, we had an accumulated deficit of $13.6 million as of September 30, 2005. We expect to incur substantial losses for the foreseeable future, and may never recognize revenue or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our Common Stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to: continue to research and develop our products, attempt to implement our business strategy, implement internal systems and infrastructure in conjunction with our growth and hire additional personnel. We do not know whether we will ever recognize revenues and if we do whether revenues will grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

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

Risks Related to Our Technology, Industry, Products and Operations

OUR SUCCESS DEPENDS ON THE ACCEPTANCE AND USE OF OUR TRUE SOFTWARE RADIO™ TECHNOLOGY.

Our success will, to a large extent, depend on the acceptance of our True Software Radio™ technology in a market that is only beginning to define itself. Our strategy is currently to consummate relationships with strategic partners that can facilitate our entry into a variety of markets in North America and Asia. Eventual success is also based on the ability to deliver reliable products and services to interested wireless products/service providers on time and within required performance parameters. There can be no assurances that any market for the Company’s products and services will ever develop.

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

THE FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our ability to implement our business strategy and our future success depends largely on the continued services of our current employees including Antonio E. Turgeon, our Chief Executive Officer, who have critical industry or customer experience and relations. Some of our key personnel are not bound by an employment agreement. The loss of the technical knowledge and management and industry expertise of any of these key personnel could have a material adverse impact on our future prospects. In addition, members of our current management team believe that once the Company is sufficiently capitalized, we will need to recruit new executive managers to help us execute our business strategy and new employees to help manage our planned growth. Competition for executive and other skilled personnel in the wireless communications industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

Risks Related to Our Issuance of the 7% Convertible Debentures and other Securities

OUR RECENTLY ISSUED DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT ENTITLE THE HOLDERS TO REQUIRE US TO IMMEDIATELY REPAY AT LEAST 130% OF THE OUTSTANDING PRINCIPAL AMOUNT OF THE DEBENTURES, PLUS ACCRUED AND UNPAID INTEREST THEREON, IN CASH. UPON OCCURRENCE OF AN EVENT OF DEFAULT, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS. ADDITIONALLY, OUR REPAYMENT OBLIGATIONS UNDER THE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS PURSUANT TO A SEPARATE SECURITY AGREEMENT.

We are to be considered in default of our recently issued debentures if any of the following events, among others, occurs: we fail to pay any principal amount under a debenture when due; we fail to pay any interest amount under a debenture within three trading days of any notice sent to us by the holder of the debenture that we are in default of our obligation to pay the interest amount; we fail to comply with any of the other agreements contained in the debenture which failure is not cured, if possible to cure, within the earlier to occur of five trading days of any notice sent to us by the holder of the debenture that we are in default of our obligations and ten trading days after we become aware of or should have become aware of such failure; we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement; any material representation or warranty made in a debenture or the related securities purchase agreement or the related registration rights agreement shall be untrue or incorrect in any material respect as of the date made; we or any of our subsidiaries become bankrupt or insolvent; we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000 and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable; our common stock ceases to be eligible for quotation on the principal market for our common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on the OTC Bulletin Board or another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within five trading days; we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our company; the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures has not been declared effective by the Securities and Exchange Commission prior to September 13, 2005; the effectiveness of the resale registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures is suspended for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12 month period subject to certain exceptions; or we fail to issue shares of our common stock to the holder within ten trading days of the conversion date specified in any conversion notice delivered in respect of a debenture by the holder. The registration statement referred to above has been filed but has not been declared effective, as of the date of this report, and therfore an event of default has occured which has not yet been cured. The Company anticipates that the SEC will declare the registration statement effective by the end of January 2006, which will cure the default.

Upon the occurrence of an event of default, which is not cured, the holder of a debenture can elect to require us to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the debenture. Because our obligations under the debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the debentures, the occurrence of an event of default, which is not cured, permits the debenture holders (acting in concert) to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the Security Agreement.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and offices of our current executive officers and directors.

Name	Age	Position
Antonio E. Turgeon	56	Chairman/CEO and Director

Dr. Feng Yuh Juang	52	Vice Chairman and Director

Ronald M. Hickling	46	Chief Technology Officer and Director

Michael Handelman	46	Chief Financial Officer

Eric Pommer	54	Vice President and General Counsel

Richard Hines	55	Director

Michael Ussery	53	Director

George Lange	65	Director

John Mansfield	57	Director

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

Ronald M. Hickling, Co-Founder, CTO, Director, age 46, has served the Company since February 17, 2004 and prior to such date served in a similar position with TCI from March 2003 until TCI’s acquisition by the Company. Mr. Hickling was the founder of the entity in 1991 that initially developed the Company’s True Software Radio™ technology and was responsible for securing more than $1.1 million in Federal SBIR funds to develop the key technology elements of the Company’s True Software Radio™ products. He holds a master of science in electrical engineering from UCLA. He has more than 20 years of experience in communications systems and integrated circuits related to communications for U.S. defense and commercial contractors. Beginning in 1980, Mr. Hickling began his career with Hughes Space and Communications, a Hughes Aircraft company, developing circuits for satellite communications. In this capacity he developed customer integrated circuits using silicon CMOS (Complementary Metal-Oxide Semiconductor) and Bipolar technology, and actively participated in the early research and development efforts of using Gallium Arsenide (GaAs) digital circuits in spacecraft. During his tenure at Hughes, Mr. Hickling was appointed Group Head, in leading research projects, for GaAs digital circuits. Additional projects included Intelsat VI, Magellan, and Navstar/GPS and he also contributed to the Very High Speed Integrated Circuit Program (VHSIC). In 1984 he left Hughes to pursue commercial ventures. He joined start up Gigabit Logic in 1984 and headed development teams on numerous mixed-signal communications projects. He was involved in collaboration development efforts with contract clients such as DEC, Rockwell-Collins, Bell Communications Research and others. He has been awarded three patents and currently has two patents pending. He has published in numerous industry journals and is a member of the IEEE and Tau Beta Pi.

Michael Handelman, age 46, has served the Company since November 2004. He has over 23 years of financial management experience. Prior to joining the Company, he held various senior executive positions for several publicly traded companies. He was chief financial officer and chief operating officer of Global Business Services, Inc., a publicly traded retail postal and business services company. Earlier, he was chief financial officer of Interglobal Waste Management Inc., a publicly traded manufacturing company in Camarillo, CA; vice president and chief financial officer of Janex International, a $32 million publicly traded children’s toy manufacturer; and vice president and chief financial officer of the Los Angeles Kings, a $45 million National Hockey League franchise. Mr. Handelman is a Certified Public Accountant and holds a B.S. in Accounting from the City University of New York.

Eric Pommer, age 54, has served as the General Counsel for the Company since April 2005. He has over 25 years engaged in the management of various high-tech companies. Mr. Pommer received an MS in Systems Management from USC in 1989, a JD from Thomas Jefferson School of Law in 1977, and a BA from Pomona College in 1973. He is a member of the faculty of the Southern California Institute of Law. He has had directorships in several companies, including Geo InSight International, Broadband Telecom, and Pacific Investment Bank. He directly managed both RDT&E hardware projects and software development programs for such companies as Geo InSight International, Abex Aerospace, and Martin Marietta Aerospace. Mr. Pommer has been directly involved in management, operations, process design, strategic planning, regulatory compliance, employment relations, commercial transactions, and government contracts. In 1993, as outside counsel, Mr. Pommer negotiated the initial protection for the TechnoConcepts intellectual property.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) during the fiscal year ended September 30, 2005 and written representations received by us pursuant to Securities and Exchange Commission rules, none of our directors, officers, or any beneficial owner of more than 10 percent of any class of our equity securities failed to file, on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act.

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

Board Meetings and Executive Sessions

During the year ended September 30, 2005, the Board of Directors held three formal meetings.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers served during 2005 as a member of the board of directors or compensation committee of any entity that has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the period beginning February 17, 2004, the date upon which the Exchange was consummated and ending September 30, 2004, no salary or any other compensation was paid to the Company’s Chief Executive Officer or any officer or employee of the Company for the services provided to us. During the Company’s current fiscal year Antonio E. Turgeon, our President and Chief Executive Officer, will be paid a base salary of $240,000, Ronald M. Hickling, our Chief Technology Officer, will be paid a base salary of $140,000, Michael Handelman, our Chief Financial Officer, will be paid a base salary of $125,000, Eric Pommer, our Vice President and General counsel, will be paid a base salary of $125,000 and Dr. Feng Yuh Juang, our Vice Chairman, will be paid a base salary of $120,000.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		All Other Compensation
Antonio Turgeon, Chairman and Chief Executive Officer	2005 2004	$ $	180,000 0	$ $	0 0	$ $	0 0	$ $	0 0
Ron Hickling, Chief Technology Officer	2005 2004	$ $	105,000 0	$ $	0 0	$ $	0 0	$ $	0 0
Michael Handelman, Chief Financial Officer	2005 2004	$ $	93,750 0	$ $	0 0	$ $	0 0	$ $	0 0
Dr Feng Yuh Juang, Vice Chairman	2005 2004	$ $	90,000 0	$ $	0 0	$ $	0 0	$ $	0 0
Eric Pommer, Vice President and General Counsel	2005 2004	$ $	81,667 0	$ $	0 0	$ $	0 0	$ $	0 0

Employment Contracts

As of September 30, 2005, we had a three year employment contract with Antonio Turgeon commencing on January 1, 2005 at an annual salary of $240,000. The Company also has a three year employment contract with Richard Juang commencing on January 1, 2005 at an annual salary of $120,000 and Ron Hickling commencing on January 1, 2005 at an annual salary of $140,000.

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

Equity Compensation Plan Information

In September 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to which up to 12,000,000 shares of common stock may be issued to officers, employees, non-employee directors, and consultants either through the award of restricted stock or through the exercise of incentive stock options or nonqualified stock options. The exercise price of an option granted under the 2005 Plan generally may not be less than the fair market value of the Company’s common stock on the date of grant. Subject to the terms of the 2005 Plan, the Board of Directors is authorized to select optionees and to determine the number of shares covered by each option, its exercise price, a vesting schedule, and certain other terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth information as of December 29, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, Series A Preferred Stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Common Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
Antonio E. Turgeon (3)	3,046,000	11.10%
Dr. Feng Yuh Juang (3)	1,026,317	3.74%
Ronald M Hickling (3)	0	0.00%
Michael Handelman (3)	36,000	0.13%
Richard Hines (3)	90,000	0.33%
Michael Ussery (3)	90,000	0.33%
George Lange (3)	95,000	0.35%
John Mansfield (3)	90,000	0.33%
Eric Pommer (3)	35,000	0.13%
All directors and executive officers as a group (9 persons)	4,508,317	16.44%
5% Shareholders
TechnoConcepts Inc, a California corp.
3835-R East Thousand Oaks Blvd.
Westlake Village, CA 91362	1,970,000	7.29%
____________
* Less than 1%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of December 29, 2005.

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series A Preferred Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
Antonio E. Turgeon (3)	2,700	16.88%
All directors and executive officers as a group (8 persons)	2,700	16.88%
5% Shareholders
TechnoConcepts, Inc., a California corp.
3835-R East Thousand Oaks Blvd.
Westlake Village, CA 91362	4,000	25%
Developmental Technology Corp.
64 Sunset Drive
North Bennington, Vermont 05257	1,500	9.38%
Lee Holdings, Inc.
3650 Jewel Cave Dr.
Las Vegas, Nevada 89122	2,050	12.81%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of December 29, 2005.

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series B Preferred Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
All directors and executive officers as a group (8 persons)	0	0%
5% Shareholders
Triumph Research Partners, LLC
48 South Service Road
Melville, NY 11747	800	100%
____________

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

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

23	Consent of Seligson & Giannattasio, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b)/15d-14(b) Certification of Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

2005

Audit fees	35,000
Audit related fees	18,015
Tax fees	756
All other fees	—
Total	53,771

The Audit Committee developed a policy relating to the pre-approval of all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOCONCEPTS, INC.

Dated: December 29, 2005	By:	/s/ Antonio E. Turgeon
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Antonio E. Turgeon ANTONIO E. TURGEON	Chairman of the Board, President and Chief Executive Officer Principal Executive Officer)	December 29, 2005

/s/ Michael Handelman MICHAEL HANDELMAN	Chief Financial Officer and Principal Accounting and Financial Officer)	December 29, 2005

RONALD HICKLING	Director	December 29, 2005

/s/ George Lange GEORGE LANGE	Director	December 29, 2005

/s/ John Mansfield JOHN MANSFIELD	Director	December 29, 2005

DR. FENG YUH JUANG	Director	December 29, 2005

RICHARD HINES	Director	December 29, 2005

/s/ Michael Ussery MICHAEL USSERY	Director	December 29, 2005

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
TechnoConcepts, Inc.
Van Nuys, CA

We have audited the accompanying balance sheet of TechnoConcepts, Inc. and subsidiaries as of September 30, 2005, the related statements of operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechnoConcepts, Inc. and subsidiaries as of September 30, 2005, and the result of its operations and its cash flows for the periods ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, NY
December 29, 2005

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

September 30, 2005
ASSETS
Current assets:
Cash	$190,669
Accounts receivable, net of allowance for doubtful accounts of $190,040	318,202
Inventory, net of reserves of $534,851	499,543
Prepaid expenses	328,723

Total current assets	1,337,137

Fixed assets, net	383,525

Other assets:
Intellectual property and patents	8,000,000
Goodwill	5,663,629
Deposits	77,251
Debt issuance costs, net	250,762

Total assets	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

September 30, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of Credit	$331,639
Note Payable	750,000
Capital Leases payable - current portion	10,567
Accounts payable	2,163,838
Accrued expenses payable	1,076,336
Customer Deposits	278,806
Due to related parties	263,698

Total current liabilities	4,874,884
Capital Leases payable, net of current portion	17,123
Convertible notes payable, net of unamortized debt issuance costs of $1,872,673	1,902,327

Total liabilities	6,794,334

Shareholders' equity:
Series A Preferred stock, no par value, 10,000,000 shares authorized, 16,000 shares issued and outstanding	16
Series B Preferred, no par value, 800 authorized, issued and outstanding	2,000,000
Common stock, no par value, 50,000,000 shares authorized 27,015,035 shares issued and outstanding	27,015
Additional paid in capital	20,490,380
Subscriptions receivable	--
Accumulated deficit	(13,599,441)

Total stockholders' equity	8,917,970

Total liabilities and shareholders' equity	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended September 30, 2005	January 1, 2004 To September 30, 2004
Revenues:
Earned revenue	$ 898,261	$ --

Cost of goods sold	858,284	--

Gross Profit	39,977	--

Operating expenses:
General and administrative	8,603,583	880,812

Total operating loss	(8,563,606)	(880,812)

Other income (expense):
Other income	--	3,000
Impairment of Goodwill	(529,162)	--
Interest expense, net	(2,164,142)	(255,162)

Net loss before taxes	(11,256,910)	(1,132,974)

Income taxes	1,600	--

Net loss	(11,258,510)	(1,132,974)

Dividends on preferred stock	100,000	--

Net loss available to common shareholders	$(11,358,510)	$(1,132,974)

Weighted shares outstanding:
Basic	26,378,677	19,424,421
Diluted	26,378,677	19,424,421

Loss per share available to common shareholder:
Basic	$ (.43)	$ (.06)
Diluted	$ (.43)	$ (.06)

See accompanying notes to consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balances, December 31, 2003	16,000	$16	7,930,320	$7,930	$7,996,062	$(4,008)	$(1,107,957)

Shares issued for:

Conversion of debentures	—	—	697,641	698	315,977	—	—

Consulting services	—	—	4,525,030	4,525	464,348	—	—

Effect of merger	16,000	16	11,699,680	11,699	(11,546)	—	—
Beneficial conversion feature from issuance of convertible debenture	—	—	—	—	284,143	—	—

Net loss	—	—	—	—	—	—	(1,132,974)
Balances, September 30, 2004	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Collection of subscription receivable	—	—	—	—	—	4,008	—
Beneficial conversion feature from the issuance of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:
Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of debentures	—	—	771,480	771	1,232,854	—	—
Consulting services	—	—	229,713	230	909,483	—	—
Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for services rendered	—	—	—	—	971,005	—	—
Retirement of preferred shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred stock	—	—	—	—	—	—	(100,000)
Net loss	—	—	—	—	—	—	(11,258,510)
Balances, September 30, 2005	16,800	$2,000,016	27,015,034	$27,015	$20,490,380	$—	$(13,599,441)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	September 30, 2005	January 1, 2004 To September 30, 2004
Cash flows from operating activities:

Net loss	$(11,258,510)	$(1,132,974)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	50,097	1,556
Amortization of debt costs	1,740,618	201,268
Shares issued for services	1,880,718	--
Impairment of goodwill	529,162	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	419,773	--
Decrease in inventory	400,009	--
Increase in other assets	(375,725)	(727)
(Decrease) increase in accounts payable	97,456	21,452
Increase in accrued expenses	728,258	73,777

Net cash flows from operating activities	(5,785,144)	(835,648)

Cash flows from investing activities:
Net Borrowings from related parties	(152,451)	--
Acquisition of fixed assets	(348,663)	(28,559)

Net cash flows from investing activities	(501,114)	(28,559)

Cash flows from financing activities:
Proceeds from notes payable	4,525,000	905,000
Debt acquisition costs	(445,800)	--
Proceeds from preferred shares	2,000,000	--
Net borrowings from bank	331,639	--
Repayment of long-term debt	(4,478)	--
Stock subscriptions received	4,008	--

Net cash flows from financing activities	6,410,369	905,000

Net change in cash and cash equivalents	124,111	40,793
Cash and cash equivalents, beginning of period	66,558	25,765

Cash and cash equivalents, end of period	$190,669	$66,558

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$800	$--

Non-cash investing and financing activities

Shares issued in payment of consulting fees	--	464,348
Shares issued for conversion of debt	1,233,625	316,675

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the business - TechnoConcepts is in the business of designing, developing, and marketing wireless communications solutions. In addition to developing a four-channel high speed instrumentation analog-to-digital converter; a 1.6 GHz delta-sigma modulator; and mixed-signal, multi-chip circuit modules, TechnoConcepts has developed a technology which it has named True Software Radio ("TSR"). TSR replaces conventional analog circuitry with a combination of proprietary delta-sigma converters and software based digital signal processing, allowing wireless signals such as from cell phones, radios, or television broadcasts to be processed and translated at the point of origin. TSR enables a communications device to communicate with any other communications device even in the event that both are using different protocols, such as CDMA, TDMA or GSM. The Company was incorporated under the laws of the State of Nevada in May, 2003.

In April 2005, Asante Acquisition Corp. (“Acquisition Corp.”) was formed in the State of California as a wholly owned subsidiary of the Company. Acquisition Corp. was formed primarily to acquire the assets of Asante Technology Corp. Acquisition Corp. maintains a 52-53 week fiscal year ending on the Saturday closest to September 30. In May 2005, Technoconcepts (Hong Kong) Ltd. (“Techno HK”) was formed in the Republic of China as a wholly owned subsidiary. Techno HK was formed primarily to establish a business presence in the Far East.

Basis for Presentation- The consolidated financial statements include the accounts of the Company and it’s wholly- owned subsidiaries, Acquisition Corp. and Techno HK. All material intercompany transactions have been eliminated in consolidation.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1- Summary of Significant Accounting Policies (continued)

Cash and Equivalents - The Company considers investments with an initial maturity of three months or less to be a cash equivalent.

Fixed Assets- The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

Leasehold improvements	Remaining lease term or useful life
Software	3 years
Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years

Fixed assets at September 30, 2005 are comprised as follows:

Furniture and fixtures	$185,927
Computer and office equipment	2,410,535
Computer Software	64,427
Leasehold improvements	217,017
2,877,906

Accumulated depreciation	2,494,381
$383,525

Computer and office equipment under Capital Leases totaled $41,532.

Inventory- Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company’s taking title to the inventory. Components of inventories at September 30, 2005 are as follows:

Raw materials	$91,122
Finished goods	943,272
1,034,394
Less: reserve	(534,851)

$499,543

Bad debts - The carrying amount of the Company’s trade accounts receivable approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1- Summary of Significant Accounting Policies (continued)

Accounting for convertible debt securities - The Company has issued convertible debt securities with non-detachable conversion features. The Company has recorded the fair value of the beneficial conversion features and is amortizing them as interest expense over the term of the related debt.

Intellectual Property - Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA). The Company anticipates that many, if not all of these intellectual property assets will be usable solely in development of the Company’s current products and based upon the current state of the Company’s technology, the Company estimates that the useful life of each these intangible assets will be five years. The Company has determined that these assets will not be placed in service until the related products are complete. Upon the products reaching salability, the Company will amortize these assets over a five-year period on a straight-line basis (approximately $1,600,000 per year). The Company anticipates these products will reach salability during the quarter ending March 31, 2006.

Goodwill- In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the rules, the pooling of interests method of accounting for acquisitions is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company applied the rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending September 30, 2004. The Company performed the annual tests at September 30, 2005, and has determined there to be an impairment of the goodwill totaling $529,162. The net carrying value of goodwill at September 30, 2005 is $5,663,629.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1- Summary of Significant Accounting Policies (continued)

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005, the Company had no balances in excess of insured limits; although, from time to time during the fiscal year balances have exceeded the insured limits.

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

Loss per share - Earnings (loss) per share for the year ended September 30, 2005 and the nine months ended September 30, 2004 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, “Earnings Per Share”. The Company had a net loss for the year ended September 30, 2005 and the nine months ended September 30, 2004 and, accordingly, potential dilutive common shares are excluded from this computation for such year as the effect would be anti-dilutive. The total potential dilutive common shares excluded from this computation totaled 4,045,620 and 1,572,320 in the fiscal years ended September 30, 2005, and the nine months ended September 30, 2004, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:

	Year Ended September 30,	January 1, 2004 To September 30,
	2005	2004
Basic weighted average shares outstanding	26,378,677	19,424,421
Dilutive effect of stock options	--	--
Dilutive effect of warrants	--	--
Diluted weighted average shares outstanding	26,378,677	19,424,421

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1- Summary of Significant Accounting Policies (continued)

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended September 30, 2005 and 2004: expected volatility of 92% and 70%; risk free interest rate of 5.75% and between 3.36% and 3.69%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Stock Based Compensation-The pro forma net loss and loss per share consists of the following:

	Year ended September 30,	Nine months ended September 30,
	2005	2004

Net loss available to common shareholder as reported	$(11,358,510)	$(1,132,974)
Effect of stock options, net of tax	(699,390)	(99,606)

Proforma net loss available to common shareholder	$(12,057,900)	$(1,232,580)
Proforma diluted loss per share available to common shareholder	$(0.46)	$(0.06)

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 2 PREFERRED STOCK

Series A Preferred Stock

The Company has designated 16,000 shares of the preferred stock as “Series A Preferred Stock”. The shares of Series A Preferred Stock are divided into Series A1 and Series A2. Shares of Series A Preferred Stock have no par value per share and rank senior to common stock and shares of Series B Preferred Stock.

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

 The shares of Series A Preferred Stock are redeemable, at the option of the holders, for the greater of (x) 125% of the par value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the par value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if we (i) fail to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated thereby and such breach continues for a period of five (5) business days after written notice

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 2- Preferred Stock (continued)

Series A Preferred Stock (continued)

thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the holder of Series A Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B Preferred Stock

The Company has designated 800 shares of the preferred stock as "Series B Preferred Stock". Shares of Series B Preferred Stock have no par value and rank senior to all series of preferred stock and common stock.

Shares of Series B Preferred Stock will bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per Preferred Share. Such dividends shall be payable in cash or common stock, as the Board of Directors shall determine. At September 30, 2005, $100,000 has been accrued for dividends which have not been declared and paid.

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

The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the par value, plus all accrued and unpaid dividends, if the Company (i) fails to issue shares of Common Stock to a holder upon conversion of any Preferred Shares, and such failure continues for ten (10) Business Days;  (ii) breaches, in  a material respect, any material term or condition of the Company’s Certificate of Incorporation or any other agreement, document, certificate or other  instrument delivered in connection with the transactions contemplated by the Preferred Stock Securities Purchase Agreement and such breach continues for a period of five (5) Business Days after written

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 2- Preferred Stock (continued)

Series B Preferred Stock (continued)

notice thereof to the Company; or (iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered to the Preferred Stock Buyer prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by the Company  or a failure by the Company to take action.

NOTE 3 RELATED PARTY TRANSACTIONS

Two founders of the Company have performed consulting services for which the Company has paid consulting fees. For the period ended December 31, 2003, consulting services of $500,000 were provided by these founders. In addition these founders received 1,109,184 shares in the original capitalization of the Company. At September 30, 2004, the balance due these officers was $160,000, which was repaid during the current fiscal year.

NOTE 4 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations of $13,599,441 and a  negative cash flow from operations of $5,785,144, which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, should be sufficient to fund our operations for at least the next 5 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 5 CONVERTIBLE DEBENTURES

In January and February 2004, the Company issued convertible notes in the aggregate principal amount of  $1,150,000. The notes incurred interest at the rate of 10% per annum and were due on January 31, 2005. Interest is payable quarterly, in cash or stock The notes were convertible into shares of the Company’s Common Stock at the option of the holder thereof or at the option of the Company, at any time after June 30, 2004 at a conversion price of $1.75 per share. In the first quarter of 2005, all of these notes and unpaid accrued interest have been converted into an aggregate of 694,571 shares of the Company’s Common Stock.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 5- Convertible Debentures (continued)

During November, 2005, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $975,000 of the $3,775,000 outstanding 7% Secured Convertible Debentures have been converted into 390,000 shares.

As of September 30, 2005 the convertible debentures consisted of the following:

Convertible debentures	$3,775,000
Less: unamortized conversion costs	(1,872,673)
$1,902,327

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $1,651,562 and $201,268 for the fiscal years ended September 30, 2005 and 2004 respectively.

NOTE 6 INCOME TAXES

At September 30, 2005, the Company has a net loss carry forward totaling $10,001,954 that may be offset against future taxable income through 2024. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

Deferred income taxes are comprised of the following:

	September 30,	September 30,
	2005	2004
Deferred tax assets
Net operating loss	$4,000,782	$645,996
Inventory reserve	213,940	--
Interest payable	53,838	103,098
Bad debt allowance	76,016	--
Deferred rent	1,212	--
Goodwill	153,715	--
Related party consulting fees	--	63,693
Total deferred tax assets	4,499,503	812,787

Less: valuation allowance	4,499,503	812,787

	$--	$--

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 6- Income Taxes (continued)

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

	September 30,	September 30,
	2005	2004

Current:
Federal	$--	$--
State	1,600	--

	1,600	--

Deferred:
Federal	--	--
State	--	--

Total income tax expense	$1,600	$--

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2005
U.S. Federal income tax statutory rate	(34)%	(34)%
State income tax, net of federal income tax benefit	(6)%	(6)%
Other- primarily net operating losses	40	40
	--%	--%

NOTE 7 PAYMENT OF STOCK SUBSCRIPTION

In December 2004, the stock subscriptions receivable totaling $4,008 were paid.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 8 LEASE

The Company leases its office facilities under operating leases that expire through 2008. Future minimum rentals on the leases are as follows:

Year ended September 30,

2006	$251,467
2007	192,383
2008	87,330
$531,180

NOTE 9 LINE OF CREDIT

The Company has a revolving line of credit for its wholly owned subsidiary for an amount up to the lesser of (a) $750,000 or (b) up to 90% of eligible accounts receivable. Interest is charged at 10% per annum, based on a 360-day year. The maturity date will be 1 year from the date of documentation or the closing date of TechnoConcept’s next financing or series of financings which in the aggregate total no less than $4,000,000. As of September 30, 2005, borrowings on the line amounted to $331,639.

NOTE 10 ACQUISITION

On June 2, 2005, TechnoConcepts, Inc. (the "Company"), through its wholly-owned subsidiary, Asante Acquisition Corp. (“Acquisition Corp.”) acquired substantially all of the assets (collectively, the “Asante Assets”) of Asante Technologies, Inc. (“Asante”). The acquisition of the Asante Assets was consummated pursuant to an Agreement and Plan of Acquisition among Asante, the Company, and Acquisition Corp. dated as of February 25, 2005. In connection with the acquisition, Acquisition Corp. purchased the Asante Assets, which included certain patents, trademarks and other intellectual property rights along with cash and cash equivalents, accounts receivable, inventory, property, plant, equipment and other capital assets, in exchange for 1,161,170 restricted shares of the Company’s common stock. The consideration paid by Acquisition Corp. to acquire the Asante Assets will increase in the event that Acquisition Corp. achieves certain net sales targets. If Acquisition Corp. achieves net sales of at least $20,000,000 during the period between July 1, 2005 and June 30, 2006, the Company will issue additional restricted shares of its common stock with a market value equal to $1,500,000 (as determined by reference to the average of the closing bid prices for shares of the Company’s common stock during the last ten trading days prior to June 30, 2006). If Acquisition Corp. achieves net sales of at least $30,000,000 during the period between July 1, 2006 and June 30, 2007, the Company will issue additional restricted shares of its common stock with a market value equal to $1,500,000 (as determined by reference to the average of the closing bid prices for shares of the Company’s common stock during the last ten trading days prior to June 30, 2007.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 10- Acquisition (continued)

An allocation of the purchase price at the date of acquisition is as follows:

Accounts receivable	$737,975
Inventory	902,552
Other current assets	8,502
Fixed assets	56,216
Other assets	21,020
Goodwill	6,192,791

Total assets acquired	7,919,052

Cash overdraft	155,428
Accounts payable	2,180,760
Accrued expenses	273,297
Note payable	256,149
Other liabilities	21,250
Capital leases payable	32,168

Total liabilities assumed	2,919,052

Value of stock issued	$5,000,000

The following unaudited income statement data presents the consolidated results operation of the Company had the acquisition of Asante occurred as of the beginning of the earliest period presented:

	Year Ended September 30, 2005	Nine months ended September 30, 2004
Net Revenues	$5,210,354	$6,559,000
Net Loss	(12,928,887)	(3,381,974)
Basic and diluted loss per share	(0.49)	(0.17)

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 11 COMMON STOCK ISSUED FOR CONSULTING SERVICES

During the year ended September 30, 2005, the Company issued 229,713 shares of common stock for consulting fees provided by third parties. The value of each share issuance was determined using the closing price of the common stock of the Company on the date of issuance.

NOTE 12 WARRANTS

On November 17, 2004 the Company entered into a securities purchase agreement, a registration rights agreement, and a security agreement with certain institutional investors. Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures in the aggregate principal amount of $3,775,000 and warrants exercisable for a total of 608,000 shares of the Company’s common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The warrants are exercisable at any time until November 17, 2009. In connection with this transaction , the Company issued to a financial advisor warrants exercisable for a total of 169,120 shares of the Company’s common stock, 120,800 are exercisable at $2.50, 24,160 are exercisable at $3.50 per share and 24,160 are exercisable at $4.00 per share. The warrants are exercisable at any time until November 17, 2009.

During March 2005, the Company completed a private placement of 800 shares of preferred stock at a price of $2,500 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 320,000 shares of common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The warrants are exercisable at any time until March 31, 2010.

In June 2005, the Company issued to a financial advisor 100,000 warrants, exercisable for three years, to purchase shares of the Company's common stock at $3.75 per share.

At September 30, 2005, a total of 1,193,120 warrants were outstanding. Of this amount 220,800 warrants have an exercise price of $2.50. 486,160 have an exercise price of $3.50 and 486,160 have an exercise price of $4.00.

The fair value weighted average of the exercise price at date of grant is $3.52. The weighted average exercise price for all outstanding warrants as of September 30, 2005 is $3.52 and the weighted average remaining contractual life of warrants outstanding is 4.8 years. The table below summarizes warrants outstanding as of September 30, 2005:

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 12 Warrants (continued)

		WEIGHTED AVERAGE
		EXERCISE PRICE

Granted	1,193,120	$3.52
Exercised	--	--
Cancelled	--	--

Warrants outstanding and exercisable at September 30, 2005	1,193,120	$3.52

NOTE 13 OPTIONS

In September 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to which up to 12,000,000 shares of common stock may be issued to officers, employees, non-employee directors, and consultants either through the award of restricted stock or through the exercise of incentive stock options or nonqualified stock options. The exercise price of an option granted under the 2005 Plan generally may not be less than the fair market value of the Company’s common stock on the date of grant. Subject to the terms of the 2005 Plan, the Board of Directors is authorized to select optionees and to determine the number of shares covered by each option, its exercise price, a vesting schedule, and certain other terms.

The fair value weighted average of the exercise price at date of grant is $2.91. The weighted average exercise price for all outstanding options as of September 30, 2005 is $2.91 and the weighted average remaining contractual life of warrants outstanding is 3.0 years. The table below summarizes options outstanding as of September 30, 2005:

	Shares	Option Price Per Share

Options outstanding - September 30, 2004	600,000	$2.91
Granted	2,252,500	$2.91-$3.50
Canceled	--	--
Exercised	--	--

Options outstanding - September 30, 2005	2,852,500	$2.91-3.50

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 14 FOREIGN SALES

During the year ended September 30, 2005, sales by region were broken down as follows:

US	89%
Europe	6%
Others	5%

NOTE 15 EMPLOYMENT AGREEMENTS

The Company has employment agreements with several of its key employees. The agreements are for terms of three years and are automatically extended unless the Company notifies the employee, in writing 30 days prior to the anniversary date that the agreement will not be extended.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company's Compensation Committee, and also provides for eligibility in the Company’s benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of September 30, 2005 excluding bonuses and benefits is as follows:

Fiscal year ending September 30,

2006 $926,000
2007  835,667
2008  93,500

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 16 CAPITAL LEASE OBLIGATIONS

The Company leases a phone system under a capital lease. The lease calls for monthly payments of $1,463, has a length of 3 years with an interest rate of 10.58%

Future minimum lease payments are as follows:

Year Ended September 31,
2006	$17,554
2007	16,091

33,645
less interest portion	5,955

Present value of net minimum lease payments	27,690
Less current portion	10,567

$17,123

NOTE 17 SUBSEQUENT EVENTS

Reorganization of Asante with Regaltech, Inc.

On October 17, 2005, TechnoConcepts, Inc., through its wholly-owned subsidiary, Asante Acquisition Corp. completed a Reorganization with RegalTech Inc.( “RegalTech”), a publicly traded Delaware corporation. The Reorganization provided for the merger of Acquisition Corp. and RegalTech, pursuant to the companies’ Agreement and Plan of Reorganization dated August 31, 2005. RegalTech’s name was changed to Asante Networks, Inc. (“Asante Networks”) and is trading on the pink sheets under the ticker symbol “ASTN”.

In connection with the merger, the Company received 15,000 shares of Series A Nondilutable Convertible Preferred Stock (the “Preferred Stock”) of Asante Networks, which when converted will represent approximately eight-five percent (85%) of the outstanding shares of Asante Networks. Each share of Preferred Stock may be converted at any time after October 1, 2006 for 10,000 shares of Common Stock. The Company, as the holder of the Preferred Stock shall have the same voting rights with respect to the business, management and affairs of Asante Networks as if the Preferred Stock were converted to shares of Common Stock on the record date. The Preferred Stock bears dividends at an annual rate of $10.00 per share. In addition, Asante Networks has effected a 10 for 1 forward split of its common shares.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

Note 17 Subsequent Events (continued)

During October, 2005 the Company issued promissory notes of $665,000 that mature two months after date of issue.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants.

Preferred Stock Offering
In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of December 15, 2005, the Company sold 995 shares of Series B-1 Preferred (convertible to 995,000 shares of Common) at an aggregate purchase price of $2,486,198 million.