Form 10QSB
period 2005-12-31
TECHNOCONCEPTS, INC.
filed 2006-02-14
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
  ☒ Yes    ☐No

As of February 13, 2006, 2005, the Registrant had 27,409,934 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
    Yes ☐  No ☒

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2005	2005
	(Unaudited)

ASSETS

Current assets:
Cash	$86,378	$190,669
Accounts receivable, net of allowance for doubtful
accounts of $72,744 and $190,040	1,029,068	318,202
Inventory, net of reserves of $512,930 and $534,851	393,112	499,543
Prepaid expenses	414,279	328,723

Total current assets	1,922,837	1,337,137

Fixed assets, net	536,624	383,525

Other assets:
Intellectual property and patents	8,000,000	8,000,000
Goodwill	5,663,629	5,663,629
Deposits	77,251	77,251
Debt issuance costs, net	478,854	250,762

Total assets	$16,679,195	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2005	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of Credit	$387,500	$ $ 331,639
Convertible notes payable,
net of unamortized debt issuance costs of $1,077,826	1,722,174	--
Note Payable	645,000	750,000
Capital Leases payable - current portion	10,567	10,567
Accounts payable	2,562,943	2,163,838
Accrued expenses payable	1,148,384	1,076,336
Customer Deposits	126,599	278,806
Due to related parties	300,982	263,698

Total current liabilities	6,904,149	4,874,884

Capital Leases payable, net of current portion	13,447	17,123

Convertible notes payable,
net of unamortized debt issuance costs of $1,872,673	--	1,902,327

Total liabilities	6,917,596	6,794,334

Minority interest	697,453	--

Shareholders' equity:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16	16
Series B Preferred, no par value, 3,100 authorized, 1,875 and 800
issued and outstanding , respectively	4,686,200	2,000,000
Common stock, no par value, 50,000,000
shares authorized 27,409,934 and 27,015,035 shares
issued and outstanding, respectively	27,410	27,015
Additional paid in capital	22,175,823	20,490,380
Accumulated deficit	(17,825,303)	(13,599,441)

Total stockholders' equity	9,064,146	8,917,970

Total liabilities and shareholders' equity	$16,679,195	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	October 1, 2005	October 1, 2004
	To	To
	December 31, 2005	December 31, 2004

Revenues:
Net Sales	$1,106,377	$--

Cost of goods sold	890,164	--

Gross Profit	216,213	--

Operating expenses:
General and administrative	2,890,139	459,536

Total operating expenses	2,890,139	459,536

Loss before other income (expense) and income taxes	(2,673,926)	(459,536)

Other income (expense):
Interest expense, net	(1,554,483)	(364,915)

Other income (expenses)	(1,554,483)	(364,915)

Minority interest	52,547	--

Loss before income taxes	(4,175,862)	(824,451)

Income taxes	--	--

Net loss	(4,175,862)	(824,451)

Dividends on preferred stock	50,000	--

Net loss available to
common shareholders	$(4,225,862)	$(824,451)

Weighted shares outstanding:
Basic	27,212,484	24,852,671
Diluted	27,212,484	24,852,671

Loss per share available to common shareholder:
Basic	$(.16)	$(.03)
Diluted	$(.16)	$(.03)

See accompanying notes to consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid-In	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Receivable	Accumulated Deficit

Balances, December 31, 2003	16,000	$16	7,930,320	$7,930	$7,996,062	$(4,008)	$(1,107,957)

Shares issued for:

Conversion of debentures	—	—	697,641	698	315,977	—	—

Consulting services.....	—	—	4,525,030	4,525	464,348	—	—

Effect of merger....	16,000	16	11,699,680	11,699	(11,546)	—	—

Beneficial conversion feature from issuance of convertible debenture.............................	—	—	—	—	284,143	—	—

Net loss	—	—	—	—	—	—	(1,132,974)
Balances, September 30, 2004....................................	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Collection of subscription receivable............................	—	—	—	—	—	4,008	—
Beneficial conversion feature from the issuance of convertible debentures ....	—	—	—	—	3,329,200	—	—
Shares issued for:

Preferred shares........................	800	2,000,000	—	—	—	—	—
Conversion of debentures......	—	—	771,480	771	1,232,854	—	—
Consulting services.....	—	—	229,713	230	909,483	—	—
Effect of merger......	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for services rendered......	—	—	—	—	971,005	—	—
Retirement of preferred shares......	(16,000)	(16)	—	—	16	—	—
Dividends on preferred stock....................................	—	—	—	—	—	—	(100,000)
Net loss......	—	—	—	—	—	—	(11,258,510)
Balances, September 30, 2005......	16,800	2,000,016	27,015,034	27,015	20,490,380	—	(13,599,441)

Issuance of warrants for Services rendered.....................	—	—	—	—	699,769	—	—

Conversion of debentures.........	—	—	394,900	$395	985,674	—	—

Preferred shares........................	1,075	$2,686,200	—	—	—	—	—

Dividends..................................	—	—	—	—	—	—	(50,000)

Net Loss....................................	—	—	—	—	—	—	(4,175,862)

Balances, December 31, 2005..	17,875	$4,686,216	27,409,934	$27,410	$22,175,823	$--	$(17,825,303)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	October 1, 2005	October 1, 2004
	To	To
	December 31, 2005	December 31, 2004

Cash flows from operating activities:

Net loss	$(4,175,862)	$(824,451)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	30,670	29,856
Amortization of debt costs	992,479	276,014
Minority interest	697,453	--
Interest paid in warrants	274,044	--

Changes in operating assets and liabilities:
Decrease in accounts receivable	(710,866)	--
Decrease in inventory	106,431	--
Increase in other assets	(85,556)	--
(Decrease) increase in accounts payable	246,898	52,503
Increase in accrued expenses	33,118	(151,210)

Net cash flows from operating activities	(2,591,191)	(617,288)

Cash flows from investing activities:
Net Borrowings from related parties	37,284	--
Acquisition of fixed assets	(183,769)	(18,752)

Net cash flows from investing activities	(146,485)	(18,752)

Cash flows from financing activities:
Proceeds from notes payable	--	3,975,000
Debt acquisition costs	--	(445,800)
Proceeds from preferred shares	2,686,200	--
Net borrowings from bank	(49,139)	--
Repayment of long-term debt	(3,676)	--
Stock subscriptions received	--	4,008

Net cash flows from financing activities	2,633,385	3,533,208

Net change in cash and cash equivalents	(104,291)	2,897,168
Cash and cash equivalents, beginning of period	190,669	66,558

Cash and cash equivalents, end of period	$86,378	$$2,963,726

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$800	$--

Non-cash investing and financing activities

Warranties issued as debt issuance costs	$425,725	$--
Shares issued for conversion of debt	986,069	742

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2005. The results of operations for the three months December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30 2006, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2005.

Basis for Presentation

The consolidated financial statements include the accounts of the Company and it’s wholly- owned subsidiaries, Acquisition Corp. and Techno HK. All material intercompany transactions have been eliminated in consolidation.

Inventory

Inventories consist of the following:

	December 31, 2005	September 30, 2005
Raw materials	108,908	91,122
Finished goods	797,134	943,272
	906,042	1,034,394
Less: Reserve	(512,930)	(534,851)
	$393,112	$499,543

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarter ended December 31, 2005: expected volatility of 93%; risk free interest rate of 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The proforma net loss and loss per share consists of the following:

	Three Months Ended
	December 31,	December 31,
	2005	2004

Net loss available to common shareholders as reported	$(4,225,862)	$(824,451)
Effect of stock options, net of tax	(216,137)	(129,960)

Proforma net loss	$(4,441,999)	$(954,411)
Proforma diluted loss per share	$(0.16)	$(0.04)

NOTE 2     PREFERRED STOCK

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of December 31, 2005, the Company has sold 1,075 shares of the 2,300 Series B-1 Preferred as described above (convertible to 1,075,000 shares of Common) at an aggregate purchase price of $2,686,200.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 2     PREFERRED STOCK (continued)

The Company issued 431,972 warrants as part of the transaction, with an estimated fair value of $425,725. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 90.34%; risk free interest rate of 6.75%; and expected lives of 5 years.

NOTE 3     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $17,825,303, negative working capital of $4,981,312 at December 31, 2005 and a negative cash flow from operations for the three months ended December 31, 2005 of $2,591,191 which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to December 31, 2005, should be sufficient to fund our operations for at least the next 3 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

NOTE 4     CONVERTIBLE DEBENTURES

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 4     CONVERTIBLE DEBENTURES (continued)

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payment required on December 31, 2005.

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

During November, 2005, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $975,000 of the $3,775,000 outstanding 7% Secured Convertible Debentures have been converted into 390,000 shares. During February 2006, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $150,000 of the then remaining $2,800,000 outstanding 7% Secured Convertible Debentures have been converted into 60,000 shares.

As of December 31, 2005 the convertible debentures consisted of the following:

Convertible debentures	$2,800,000
Less: unamortized conversion costs	(1,077,826)
$1,722,174

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $794,847 and $276,014 for the three months ended December 31, 2005 and 2004 respectively.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 5     NOTES PAYABLE

During October, 2005 the Company issued promissory notes of $665,000 that matured two months after date of issue and have been extended 90 days.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of December 31, 2005 the total notes payable amounted to $645,000. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of December 31, 2005 the total notes payable amounted to $645,000 and the amount of warrants issued was 123,000, with an estimated fair value of $274,044. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

NOTE 6     ACQUISITION

On June 2, 2005, TechnoConcepts, Inc. (the "Company"), through its wholly-owned subsidiary, Asante Acquisition Corp. (“Acquisition Corp.”) acquired substantially all of the assets (collectively, the “Asante Assets”) of Asante Technologies, Inc. (“Asante”). The acquisition of the Asante Assets was consummated pursuant to an Agreement and Plan of Acquisition among Asante, the Company, and Acquisition Corp. dated as of February 25, 2005. In connection with the acquisition, Acquisition Corp. purchased the Asante Assets, which included certain patents, trademarks and other intellectual property rights along with cash and cash equivalents, accounts receivable, inventory, property, plant, equipment and other capital assets, in exchange for 1,161,170 restricted shares of the Company’s common stock. The consideration paid by Acquisition Corp. to acquire the Asante Assets will increase in the event that Acquisition Corp. achieves certain net sales targets. If Acquisition Corp. achieves certain net sales goals, the Company will issue up to an additional $3,000,000 worth restricted shares of its common stock.

The following unaudited income statement data presents the consolidated results operation of the Company had the acquisition of Asante occurred as of the beginning of the earliest period presented:

	3 months ended December 31, 2005	3 months ended December 31, 2004
Net Revenues	$1,106,377	$2,193,000
Net Loss	(4,175,862)	(1,328,451)
Basic and diluted loss per share	(0.16)	$(0.05)

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2005

NOTE 6     ACQUISITION (continued)

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

In connection with the merger, the Company received 15,000 shares of Series A Nondilutable Convertible Preferred Stock (the “Preferred Stock”) of Asante Networks, which when converted will represent approximately eight-five percent (85%) of the outstanding shares of Asante Networks. Each share of Preferred Stock may be converted at any time after October 1, 2006 for 10,000 shares of Common Stock. The Company, as the holder of the Preferred Stock shall have the same voting rights with respect to the business, management and affairs of Asante Networks as if the Preferred Stock were converted to shares of Common Stock on the record date. The Preferred Stock bears dividends at an annual rate of $10.00 per share. In addition, Asante Networks has effected a 10 for 1 forward split of its common shares. Since the Company has retained 85% of the voting shares, the Company continues to report Asante as a subsidiary and reflects the remaining 15% as a minority interest.

NOTE 7     OPTIONS

In October 2005, the Company granted 278,257 additional shares under the 2005 Equity Incentive Plan. As of December 31, 2005 there are 3,130,757 options granted and outstanding. In January 2006, the Company granted 1,960,000 shares of common stock, of which 1,650,000 shares are restricted, at exercise prices ranging from $1 to $3 per share.

NOTE 8     SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company sold 80 shares of Series B-1 Preferred (convertible to 80,000 shares of Common) at an aggregate purchase price of $200,750 in one transaction and the Company also sold 360 shares (convertible to 360,000 shares of Common) at an aggregate price of $900,000 in another transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of TechnoConcepts Inc(the "Company") for the three months ended December 31, 2005, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB for the year ended September 30, 2005 under the caption "Risk Factors That May Affect Future Results" within "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein and in our other reports filed from time to time with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Plan of Operations

 The Company’s strategy is to become a leading provider of wireless communication technology by offering True Software Radio™ ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

To date the Company has entered into six preliminary agreements with potential strategic partners for the joint development of True Software Radio™ components. None of these six preliminary agreements assure that the Company will realize any revenue from the sale or license of its products or technology.

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

Public Safety

Local, state and federal agencies, which respond to public safety situations, also have radios and other communication devices that cannot currently communicate with each other. This prevents agencies which are all trying to help deal with the same emergency, from talking to each other or sharing database information. Using the Company’s True Software Radio™ technology can provide a flexible and rapid solution so that a variety of emergency workers can communicate directly with each other - firemen can communicate with policemen and FEMA personnel can coordinate with the National Guardsmen - a vitally n important need in our post-9/11 world. Additionally, the Company’s True Software Radio™ technology can be used to enable radio or telephone handsets to be switched from cellular to satellite communications in the event of a blackout disabling cellular base station operations. This capability would have been welcomed during the power blackout that affected the northeastern part of North America in 2003. The Company is actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security.

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

•     The target’s existing technology base - does it offer flexible technologies that will expand, not limit TechnoConcepts’ opportunities;

•     The target’s customer base - how it can mesh with TechnoConcepts’ client base; and

•     The target’s current financing arrangements.

As of December 31, 2005, the Company had 33 full-time employees and 3 independent contractors. We intend to recruit and hire qualified additional personnel as needed to execute the Company’s strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

RESULTS OF OPERATIONS - Period Ended December 31, 2005

Revenues

Net sales for the three months ended December 31, 2005 was $1,106,377. Sales to date generated by our wholly owned subsidiary subsequent to its acquisition on June 2, 2005. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors.  Management however, anticipates that revenues will improve compared to the period just ended.

Cost of Sales and Gross Profit

Cost of sales for the three months ended December 31, 2005 was $890,164. Gross profit for the same period was $216,213. The Company's gross profit as a percentage of net sales was 24%. Management feels this will increase due to a different sales mix in the upcoming quarter with increased sales of products with better gross profit. Management anticipates a gross profit of at least 40% in future quarters.

General and Administrative Expenses

We incurred General and Administrative expenses of $2,890,139, an increase of $ 2,430,603 over the same period ended June 30, 2004 in which we incurred $459,536, as a result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees. Also included in this increase is the overhead generated from consolidation with our subsidiary Asante Networks, which totaled $559,591 for the quarter ended December 31, 2005.
Income Taxes

The Company has  recorded no  provision  or benefit for federal and state income taxes for the three month period  ended December 31, 2005 and 2004, due primarily to a valuation  allowance being established  against the Company's net  deferred  tax  assets  which  consist   primarily  of  net  operating  loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off Balance Sheet Arrangements

During the three months ended December 31, 2005 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

As of December 31, 2005, the Company has a working capital deficit of $4,981,312, cumulative losses from operations of $17,825,303 and a negative cash flow from operations of $2,591,191 for the quarter ended December 31, 2005. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirement swill depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to December 31, 2005 should be sufficient to fund our operations for at least the next 3 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of December 31, 2005, the Company sold 1,075 shares of Series B-1 Preferred (convertible to 1,075,000 shares of Common) at an aggregate purchase price of $2,686,200. The Company issued 431,972 warrants as part of the transaction, with an estimated fair value of $425,725. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 90.34%; risk free interest rate of 6.75%; and expected lives of 5 years.
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

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payment required on December 31, 2005.

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

During November, 2005, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $975,000 of the $3,775,000 outstanding 7% Secured Convertible Debentures have been converted into 390,000 shares. During February 2006, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $150,000 of the then remaining $2,800,000 outstanding 7% Secured Convertible Debentures have been converted into 60,000 shares.

During October, 2005 the Company issued promissory notes of $665,000 that matured two months after date of issue and have been extended 90 days.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of December 31, 2005 the total notes payable amounted to $645,000. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of December 31, 2005 the total notes payable amounted to $645,000 and the amount of warrants issued was 123,000, with an estimated fair value of $274,044. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of December 31, 2005, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

The Company was named as an additional defendant in a lawsuit filed during fiscal 2006 in the Superior Court, State of California for the County of Los Angeles for nonpayment of a promissory note issued to the plaintiffs by the primary defendant, TechnoConcepts, a California corporation, which sold some of its assets to the Company in May 2003. The assets purchased by the Company included all rights to the patent application for the Direct Conversion Delta Sigma Receiver. At the time these assets were purchased, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs. The Company litigated these outstanding issues on behalf of TechnoConcepts-California and eventually prevailed. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. In the opinion of management, this new lawsuit will not have an adverse effect on the Company's financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

Preferred Stock Offering

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of December 31, 2005, the Company sold 1,075 shares of the 2,300 Series B-1 Preferred as described above (convertible to 1,075,000 shares of Common) at an aggregate purchase price of $2,686,200.

ITEM 3. Defaults Upon Senior Securities.

We are to be considered in default of our issued debentures if the following events, among others, occurs: (i) the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures has not been declared effective by the Securities and Exchange Commission prior to September 13, 2005. The registration statement has been filed but has not been declared effective, as of the date of this report, and therefore an event of default has occurred which has not yet been cured. The Company anticipates that the SEC will declare the registration statement effective by the end of February 2006, which will cure the default. (ii) On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payment required on December 31, 2005.

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

Date: February 14, 2006
TECHNOCONCEPTS, INC. (formerly Technology Consulting Partners, Inc.)

By: /s/ Antonio E. Turgeon

Antonio E. Turgeon Chief Executive Officer
Date: February 14, 2006

By: /s/ Michael Handelman

Michael Handelman Chief Financial Officer