Form 10QSB/A
period 2005-12-31
TECHNOCONCEPTS, INC.
filed 2006-02-17
CIK 1165758

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
    Yes ☐  No ☒

EXPLANATORY NOTE This amended quarterly report on Form 10-QSB/A is being filed to include the Exhibits 31.1, 31.2 and 32 under Part II, Item 6, which were mistakenly omitted in the original filing.

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

Date: February 17, 2006
TECHNOCONCEPTS, INC. (formerly Technology Consulting Partners, Inc.)

By: /s/ Antonio E. Turgeon

Antonio E. Turgeon Chief Executive Officer
Date: February 17, 2006

By: /s/ Michael Handelman

Michael Handelman Chief Financial Officer