Form 10QSB
period 2006-03-31
TECHNOCONCEPTS, INC.
filed 2006-05-22
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
[X ] Yes [ ] No

As of May 22, 2006, the Registrant had 27,619,642 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
Yes [ ] No [ X ]

INDEX

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	March 31,	September 30,
	2006	2005
	(Unaudited)

ASSETS

Current assets:
Cash	$51,850	$190,669
Accounts receivable, net of allowance for doubtful
accounts of $105,733 and $190,040	554,187	318,202
Inventory, net of reserves of $502,030 and $534,851	472,042	499,543
Prepaid expenses	88,911	328,723

Total current assets	1,166,990	1,337,137

Fixed assets, net	573,402	383,525

Other assets:
Intellectual property and patents	8,000,000	8,000,000
Goodwill	5,663,629	5,663,629
Deposits	77,251	77,251
Debt issuance costs, net	316,698	250,762

Total assets	$15,797,970	$15,712,304

See accompanying notes to consolidated financial statements

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	March 31,	September 30,
	2005	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of Credit	$387,500	$331,639
Convertible notes payable,
net of unamortized debt issuance costs of $688,989	1,811,011	—
Notes Payable	645,000	750,000
Capital Leases payable - current portion	10,567	10,567
Accounts payable	2,095,517	2,163,838
Accrued expenses payable	1,104,590	1,076,336
Customer Deposits	—	278,806
Due to related parties	410,082	263,698

Total current liabilities	6,464,267	4,874,884

Capital Leases payable, net of current portion	14,810	17,123
Convertible notes payable,
net of unamortized debt issuance costs of $1,872,673	—	1,902,327

Total liabilities	6,479,077	6,794,334

Minority interest	661,650	—

Shareholders' equity:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16	16
Series B Preferred, no par value, 3,100 authorized, 2,121 and 800
issued and outstanding , respectively	7,301,937	2,000,000
Common stock, no par value, 50,000,000
shares authorized 27,591,643 and 27,015,035 shares
issued and outstanding, respectively	27,592	27,015
Additional paid in capital	23,067,325	20,490,380
Accumulated deficit	(21,739,627)	(13,599,441)

Total stockholders' equity	8,657,243	8,917,970

Total liabilities and shareholders' equity	$15,797,970	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Six months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005

Revenues:
Net Sales	$2,337,943	$—	$1,231,566	$—

Cost of goods sold	1,480,473	—	590,309	—

Gross Profit	857,470	—	641,257	—

Operating Expenses:
General and administrative	6,551,312	1,657,013	3,661,173	1,197,477

Loss before other income (expense) and income taxes	(5,693,842)	(1,657,013)	(3,019,916)	(1,197,477)

Other income (expense):
Interest expense, net	(2,434,695)	(927,346)	(880,212)	(562,431)

Minority interest	88,351	—	35,804	—

Loss before income taxes	(8,040,186)	(2,584,359)	(3,864,324)	(1,759,908)

Income taxes	—	—	—	—

Net loss	(8,040,186)	(2,584,359)	(3,864,324)	(1,759,908)

Dividends on preferred stock	100,000	—	50,000	—

Net loss available to common shareholders	$(8,140,186)	$(2,584,359)	$(3,914,324)	$(1,759,908)

Weighted shares outstanding:
Basic	27,402,063	25,238,411	27,500,788	25,624,151
Diluted	27,402,063	25,238,411	27,500,788	25,624,151

Loss per share available to common shareholder:
Basic	$(.30)	$(.10)	$(.14)	$(.07)
Diluted	$(.30)	$(.10)	$(.14)	$(.07)

See accompanying notes to consolidated financial statements.

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balances, September 30, 2004	32,000	$32	24,852,672	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Collection of subscription receivable	—	—	—	—	—	4,008	—
Beneficial conversion feature from the issuance of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:
Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of debentures	—	—	771,480	771	1,232,854	—	—
Consulting services	—	—	229,713	230	909,483	—	—
Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for services rendered	—	—	—	—	971,005	—	—
Retirement of preferred shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred stock	—	—	—	—	—	—	(100,000)
Net loss	—	—	—	—	—	—	(11,258,510)
Balances, September 30, 2005	16,800	2,000,016	27,015,035	27,015	20,490,380	—	(13,599,441)

Issuance of warrants for Services rendered	—	—	—	—	699,769	—	—
Conversion of debentures	—	—	518,108	518	1,293,572	—	—
Preferred shares issued	2,121	5,301,937	—	—	—	—	—
Shares issued for consulting services	—	—	43,000	43	125,557	—	—
Shares issued for employee bonuses	—	—	15,500	16	38,269	—	—
Stock options	—	—	—	—	419,778
Dividends	—	—	—	—	—	—	(100,000)
Net Loss	—	—	—	—	—	—	(8,040,186)
Balances, March 31, 2006	18,921	$7,301,953	27,591,643	$27,592	$23,067,325	$—	$(21,739,627)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	October 1, 2005	October 1, 2004
	To	To
	March 31, 2006	March 31, 2005

Cash flows from operating activities:

Net loss	$(8,040,186)	$(2,584,359)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	198,690	6,270
Amortization of debt costs	1,543,473	781,397
Minority interest	661,650	—
Interest paid in warrants	274,044	—
Stock option expense	419,778	—
Stock issued for services	163,885	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	(235,985)	—
Decrease in inventory	27,501	—
Increase in other assets	239,812	(91,629)
(Decrease) increase in accounts payable	(347,127)	95,417
Increase in accrued expenses	(52,656)	(239,342)

Net cash flows from operating activities	(5,147,121)	(2,032,246)

Cash flows from investing activities:
Net Borrowings from related parties	146,384	—
Acquisition of fixed assets	(388,567)	(80,330)

Net cash flows from investing activities	(242,183)	(80,330)

Cash flows from financing activities:
Proceeds from notes payable	—	3,975,000
Debt acquisition costs	—	(445,800)
Proceeds from preferred shares	5,301,937	—
Net borrowings from bank	(49,139)	—
Repayment of long-term debt	(2,313)	—
Stock subscriptions received	—	4,008

Net cash flows from financing activities	5,250,485	3,533,208

Net change in cash and cash equivalents	(138,819)	1,420,632
Cash and cash equivalents, beginning of period	190,669	66,558

Cash and cash equivalents, end of period	$51,850	$1,487,190

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$800	$—

Non-cash investing and financing activities:
Warrants issued as debt issuance costs	$425,725	$—
Shares issued for conversion of debt	986,069	1,233,883

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2005. The results of operations for the six months March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2005.

Basis for Presentation

The consolidated financial statements include the accounts of the Company and it’s subsidiaries, Asante Acquisition Corp. and Techno HK. All material intercompany transactions have been eliminated in consolidation.

Inventory- Inventories consist of the following:

	March 31, 2006	September 30, 2005
Raw materials	139,168	91,122
Finished goods	834,904	943,272
	974,072	1,034,394
Less: Reserve	(502,030)	(534,851)
	$472,042	$499,543

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

NOTE 2 PREFERRED STOCK

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 8% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of March 31, 2006, the Company sold 2,121 shares of Series B-1 Preferred (convertible to 2,121,000 shares of Common) at an aggregate purchase price of $5,301,937.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $21,739,627, negative working capital of $5,297,277 at March 31, 2006 and a negative cash flow from operations for the six months ended March 31, 2006 of $5,147,121 which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents on hand will not be sufficient to fund our operations for at least the next 3 months. If current sources are not available to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

NOTE 4 CONVERTIBLE DEBENTURES

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement, and a security agreement with certain institutional investors (the "Buyers"). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, no par value ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

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

During November, 2005, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $975,000 of the $3,775,000 outstanding 7% Secured Convertible Debentures have been converted into 390,000 shares. During February 2006, certain debenture holders notified the Company that they were exercising their right to conversion and as a result, $150,000 of the then remaining $2,800,000 outstanding 7% Secured Convertible Debentures have been converted into 60,000 shares. During March 2006 certain debenture holders exercised their right to conversion and as a result, $150,000 of the then remaining $2,650,000 outstanding 7% Secured Convertible Debentures have been converted into 60,000 shares.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

NOTE 4 CONVERTIBLE DEBENTURES (continued)

As of March 31, 2006 the convertible debentures consisted of the following:

Convertible debentures	$2,500,000
Less: unamortized conversion costs	(688,989)
$1,811,011

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $1,543,473 and $697,810 for the six months ended March 31, 2006 and 2005 respectively.

NOTE 5 NOTES PAYABLE

During October, 2005 the Company issued promissory notes of $665,000 that mature two months after date of issue and have been extended 90days.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of March 31, 2006 the total notes payable amounted to $645,000. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of March 31, 2006 the total notes payable amounted to $645,000 and the amount of warrants issued was 123,000, with an estimated fair value of $274,044. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

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

The following unaudited income statement data presents the consolidated results operation of the Company had the acquisition of Asante occurred as of the beginning of the earliest period presented:

	6 months ended March 31, 2006	6 months ended March 31, 2005
Net Revenues	$2,337,943	$3,312,764
Net Loss	(8,140,186)	(4,732,734)
Basic and diluted loss per share	(0.30)	$(0.19)

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2006

NOTE 7 OPTIONS

In October 2005, the Company granted 278,257 additional shares under this plan. As of December 31, 2005 there are 3,130,757 options granted and outstanding. In January 2006, the Company granted 1,960,000 shares of common stock, of which 1,650,000 shares are restricted, at exercise prices ranging from $1 to $3 per share.

NOTE 8 SUBSEQUENT EVENTS

Pursuant to the written consent of a majority of the outstanding shares of the common stock and equivalents thereof of the Company, on May 18, 2006, shareholders of the company approved an increase in authorized shares of common stock of an additional 50 million shares, from 50 million shares to a new total authorized of 100 million shares effective as of that date. The Company authorized this increase in the Amendment to its Articles of Incorporation filed and made effective as of May 18, 2006.

Pursuant to the Amendment to its Articles of Incorporation filed and made effective as of May 18, 2006, the Company authorized the issuance of up to 2,300 shares of Series B-1 preferred stock, as more fully described in Footnote 2.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of TechnoConcepts Inc(the "Company") for the six months ended March 31, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

As of March 31, 2006, the Company had 33 full-time employees and 3 independent contractors. We intend to recruit and hire qualified additional personnel as needed to execute the Company’s strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

RESULTS OF OPERATIONS - Period Ended March 31, 2006

Revenues

Net sales for the six months ended March 31, 2006 was $2,337,943. Sales to date are generated by our subsidiary subsequent to its acquisition on June 2, 2005. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and delay of products from vendors.  Management however, anticipates that revenues will improve compared to the period just ended.

Cost of Sales and Gross Profit

Cost of sales for the six months ended March 31, 2006 was $1,480,473. Gross profit for the same period was $857,470. The Company's gross profit as a percentage of net sales was 37%. Management feels this will increase due to a different sales mix in the upcoming quarter with increased sales of products with better gross profit. Management anticipates a gross profit of at least 40% in future quarters.

General and Administrative Expenses

We incurred General and Administrative expenses of $6,551,312, an increase of $ 4,894,299 over the same period ended March 31, 2005 in which we incurred $1,657,013, as a result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees. Also included in this increase is the overhead generated from consolidation with our subsidiary Asante Networks, which totaled $1,080,154 for the six months ended March 31, 2006 as well as non cash stock option plan expense of $419,778.

Income Taxes

The Company has  recorded no  provision  or benefit for federal and state income taxes for the six month period  ended March 31, 2006 and 2005, due primarily to a valuation  allowance being established  against the Company's net  deferred  tax  assets  which  consist   primarily  of  net  operating  loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off Balance Sheet Arrangements

During the six months ended March 31, 2006 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

As of March 31, 2006, the Company has a working capital deficit of $5,297,277, cumulative losses from operations of $21,739,627 and a negative cash flow from operations of $5,147,121 for the six months ended March 31, 2006. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirement will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to March 31, 2006 should be sufficient to fund our operations for at least the next 3 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 8% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of March 31, 2006, the Company sold 2,121 shares of Series B-1 Preferred (convertible to 2,121,000 shares of Common) at an aggregate purchase price of $5,301,937.

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement, and a security agreement with certain institutional investors (the "Buyers"). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) exercisable for a total of 608,000 shares of the Company’s common stock, no par value ("Common Stock"), one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payments required by March 31, 2006.

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

During October, 2005 the Company issued promissory notes of $665,000 that matured two months after date of issue and have been extended 120 days.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of March 31, 2006 the total notes payable amounted to $645,000. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of March 31, 2006 the total notes payable amounted to $645,000 and the amount of warrants issued was 123,000, with an estimated fair value of $274,044 the convertible preferred stock. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of March 31, 2006, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

The Company was named as an additional defendant in a lawsuit filed during Fiscal 2006 in the Superior Court, State of California for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs. The Company litigated these intellectual property issues and eventually obtained a dismissal. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. The removal is being contested, and as of the date of the filing of this report, the Company has not submitted to the jurisdiction of the Bankruptcy Court. In the opinion of management, this lawsuit will not have a material adverse effect on the Company's financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

Preferred Stock Offering

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 8% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of March 31, 2006, the Company sold 2,121 shares of the 2,300 Series B-1 Preferred as described above (convertible to 2,121,000 shares of Common) at an aggregate purchase price of $5,301,937.

ITEM 3. Defaults Upon Senior Securities.

We are to be considered in default of our issued debentures if the following events, among others, occurs: (i) the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures has not been declared effective by the Securities and Exchange Commission prior to September 13, 2005. The registration statement has been filed but has not been declared effective, as of the date of this report, and therefore an event of default has occurred which has not yet been cured. The Company anticipates that the SEC will declare the registration statement effective by the end of February 2006, which will cure the default. (ii) On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payments required by March 31, 2006.

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

Date: May 22, 2006
TECHNOCONCEPTS, INC. (formerly Technology Consulting Partners, Inc.) By: /s/ Antonio E. Turgeon Antonio E. Turgeon Chief Executive Officer

Date: May 22, 2006
By: /s/ Michael Handelman Michael Handelman Chief Financial Officer