Form 10QSB
period 2006-06-30
TECHNOCONCEPTS, INC.
filed 2006-08-21
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
☒ Yes ☐ No

As of August 14, 2006, the Registrant had 27,656,234 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
Yes ☐ No ☒

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	June 30,	September 30,
	2006	2005
	(Unaudited)
Current assets:
Cash	$924,545	$190,669
Accounts receivable, net of allowance for doubtful
accounts of $43,626 and $190,040	417,842	318,202
Inventory, net of reserves of $467,014 and $534,851	375,996	499,543
Prepaid expenses	583,682	328,723

Total current assets	2,302,065	1,337,137

Fixed assets, net	644,888	383,525

Other assets:
Intellectual property and patents	8,000,000	8,000,000
Goodwill	5,663,629	5,663,629
Deposits	77,251	77,251
Debt issuance costs, net	98,632	250,762

Total assets	$16,786,465	$15,712,304

See accompanying notes to consolidated financial statements

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets
	June 30,	September 30,
	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of Credit	$-	$331,639
Convertible notes payable,
net of unamortized debt issuance costs of $206,697	1,043,303	--
Notes Payable	1,340,230	750,000
Notes Payable,
net of unamortized debt issuance costs of $5,256,643	477,877
Capital Leases payable - current portion	10,567	10,567
Accounts payable	2,400,102	2,163,838
Accrued expenses payable	971,537	1,076,336
Customer Deposits	--	278,806
Due to related parties	59,310	263,698

Total current liabilities	6,302,926	4,874,884

Capital Leases payable, net of current portion	5,822	17,123
Convertible notes payable,
net of unamortized debt issuance costs of $1,872,673	--	1,902,327

Total liabilities	6,308,748	6,794,334

Minority interest	615,771	--

Shareholders' equity:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16	16
Series B Preferred, no par value, 3,100 authorized, 3,002 and 800
issued and outstanding , respectively	7,505,506	2,000,000
Common stock, no par value, 50,000,000
shares authorized 27,656,234 and 27,015,035 shares
issued and outstanding, respectively	27,656	27,015
Additional paid in capital	28,855,829	20,490,380
Accumulated deficit	(26,527,061)	(13,599,441)
Total stockholders' equity	9,861,946	8,917,970

Total liabilities and shareholders' equity	$16,786,465	$15,712,304

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Nine months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Revenues:
Net Sales	$2,627,237	$345,121	$289,294	$345,121

Cost of goods sold	1,745,902	270,425	265,429	270,425

Gross Profit	881,335	74,696	23,865	74,696
Operating Expenses:

General and administrative	9,707,609	4,441,706	3,156,296	2,784,693

Loss before other income (expense) and income taxes	(8,826,274)	(4,367,010)	(3,132,431)	(2,709,997)

Other income (expense):
Interest expense, net	(3,887,075)	(1,463,305)	(1,452,381)	(535,959)

Minority interest	45,879	--	(42,472)	--

Loss before income taxes	(12,667,470)	(5,830,315)	(4,627,284)	(3,245,956)

Income taxes	--	--	--	--

Net loss	(12,667,470)	(5,830,315)	(4,627,284)	(3,245,956)

Dividends on preferred stock	260,150	50,000	160,150	50,000

Net loss available to common shareholders	$(12,927,620)	$(5,880,315)	$(4,787,434)	$(3,295,956)

Weighted shares outstanding:
Basic	27,434,359	25,831,129	27,533,084	26,087,779
Diluted	27,434,359	25,831,129	27,533,084	26,087,779

Loss per share available to common shareholder:
Basic	$(.47)	$(.23)	$(.17)	$(.13)
Diluted	$(.47)	$(.23)	$(.17)	$(.13)

See accompanying notes to consolidated financial statements.

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid-In	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Receivable	Accumulated Deficit

Balances, September 30, 2004	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Collection of subscription receivable	—	—	—	—	—	4,008	—
Beneficial conversion feature from the issuance of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:
Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of debentures	—	—	771,480	771	1,232,854	—	—
Consulting services	—	—	229,713	230	909,483	—	—
Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for services rendered	—	—	—	—	971,005	—	—
Retirement of preferred shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred stock	—	—	—	—	—	—	(100,000)
Net loss	—	—	—	—	—	—	(11,258,510)

Balances, September 30, 2005	16,800	2,000,016	27,015,034	27,015	20,490,380	—	(13,599,441)

Issuance of warrants for services rendered	—	—	—	—	6,099,289	—	—
Conversion of debentures	—	—	518,108	518	1,293,572	—	—
Preferred shares issued	2,203	5,505,506	—	—	—	—	—
Shares issued for consulting services	--	--	107,592	107	260,493	--	--
Shares issued for employee bonuses	--	--	15,500	16	38,269	--	--
Cost of stock options	--	--	--	--	673,826
Dividends	—	—	—	—	—	—	(260,150)
Net Loss	—	—	—	—	—	—	. (12,667,470)
Balances, June 30, 2006	19,002	$7,505,522	27,656,234	$27,656	$28,855,829	$--	$(26,527,061)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	October 1, 2005	October 1, 2004
	To	To
	June 30, 2006	June 30, 2005
Cash flows from operating activities:

Net loss	$(12,927,620)	$(5,880,315)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	95,560	21,682
Amortization of debt costs	2,721,708	1,247,168
Minority interest	615,771	--
Stock option expense	673,826	--
Stock issued for services	298,885	909,713
Changes in operating assets and liabilities:
Accounts receivable	(99,640)	170,476
Inventory	123,547	190,754
Other assets	(213,735)	(909)
Accounts payable	(42,541)	(14,996)
Accrued expenses	(185,709)	(80,746)

Net cash flows from operating activities	(8,839,948)	(7,275,681)

Cash flows from investing activities:
Net Borrowings from related parties	(204,388)	(157,974)
Acquisition of fixed assets	(356,923)	(271,982)

Net cash flows from investing activities	(561,311)	(429,956)

Cash flows from financing activities:
Proceeds from notes payable	4,972,570	3,975,000
Debt acquisition costs	--	(445,800)
Proceeds from preferred shares	5,505,506	600,000
Net borrowings from bank	(331,639)	(143,200)
Repayment of long-term debt	(11,301)	(1,117)
Stock subscriptions received	--	4,008

Net cash flows from financing activities	10,135,136	3,988,831

Net change in cash and cash equivalents	733,876	283,194
Cash and cash equivalents, beginning of period	190,669	66,558

Cash and cash equivalents, end of period	$924,545	$349,752

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$800	$--

Non-cash investing and financing activities:
Warrants issued as debt issuance costs	$6,099,289	$--
Shares issued for conversion of debt	1,294,090	1,233,883

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2005. The results of operations for the nine months June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30 2006, or for any future period.

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

Inventory- Inventories consist of the following:

	June 30, 2006	September 30, 2005
Raw materials	138,795	91,122
Finished goods	704,215	943,272
	843,010	1,034,394
Less: Reserve	(467,014)	(534,851)
	$375,996	$499,543

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 2 PREFERRED STOCK

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of June 30, 2006, the Company sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $26,527,061, negative working capital of $4,000,531 at June 30, 2006 and a negative cash flow from operations for the nine months ended June 30, 2006 of $8,839,948 which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand including financing commitments obtained subsequent to June 30, 2006 will be sufficient to fund our operations for at least the next 12 months. If current sources are not available to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 4 CONVERTIBLE DEBENTURES (continued)

As of June 30, 2006 the convertible debentures consisted of the following:

Convertible debentures	$1,250,000
Less: unamortized conversion costs	(206,697)

$1,043,303

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $1,543,473 and $697,810 for the nine months ended June 30, 2006 and 2005 respectively.

NOTE 5 NOTES PAYABLE

Effective as of May 30, 2006 the Company entered into a series of Note Purchase Agreements with a number of investors, some of whom had previously invested in the Company and some of whom had not. Pursuant to the terms of the Loan Agreements, the Company has received loans of $5,734,520 (before the payment of related fees and expenses), including the conversion of existing debt. To secure the Company's obligations under the Loan Agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the Investors, subordinated to the Company's existing Convertible Debentures and certain A/R facilities. The security interest terminates upon payment or satisfaction of all of the Company's obligations under the Loan Agreements.

Pursuant to the Loan Agreement, the Company is issuing to the Investors its secured subordinated promissory notes in the aggregate principal amount of $5,734,520 (the "Notes"), which carry an 8% annual rate of interest on the principal amount of the loan. The Notes will mature on the date (the "Maturity Date") that is the earlier of (i) one year from the date of issuance of each Note, (ii) the date on which the Company consummates the closing of the Company's next equity financing or series of equity financings which in the aggregate total no less than $7,000,000 (the "Subsequent Financing") or (iii) the sale of the Company or sale of substantially all of the Company's assets. At any time prior to the Maturity Date, the Company may, at its option, prepay the Note in whole or in part without penalty.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default: (i) the Company's failure to pay the principal when due, (ii) the Company's material breach of any of the covenants or conditions made in the Loan Agreement, the Note or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 5 NOTES PAYABLE (continued)

As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each Note purchaser to receive a pro rata share of the warrant pool of warrants. The amount of warrants issued was 5,305,720, with an estimated fair value of $5,399,520. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 100.0%; risk free interest rate of 6.0%; and expected lives of 5 years.

As of June 30, 2006 the notes payable consisted of the following:

Notes payable	$5,734,520
Less: unamortized conversion costs	(5,256,643)
$477,877

NOTE 6 NOTES PAYABLE

During October, 2005 and April, 2006 the Company issued promissory notes of $1,340,230 that mature two months after date of issue and have been extended.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finders fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. The amount of warrants issued was 123,000, with an estimated fair value of $274,044. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 7 ACQUISITION

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

The following unaudited income statement data presents the consolidated results operation of the Company had the acquisition of Asante occurred as of the beginning of the earliest period presented:

	9 months ended June 30, 2006	9 months ended June 30, 2005
Net Revenues	$2,627,237	$3,312,764
Net Loss	(12,927,620)	(4,732,734)
Basic and diluted loss per share	(0.47)	$(0.19)

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2006

NOTE 8  SUBSEQUENT EVENTS

On August 19, 2006 the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), pursuant to which the Company will sell Secured Convertible Debentures (“Debentures”), which are convertible into shares of Series C Preferred Stock (“Series C Preferred”), at a Conversion Price defined below, with the aggregate principal balance expected to amount to $6,750,000. The Purchase Agreement also provides for the sale of a new series of convertible preferred stock. These shares of Series C Preferred Stock will each be convertible into 1,000 shares of Common Stock (“Common”), with the aggregate sale price expected to amount to $13,250,000. The two types of securities will be allocated among the purchasers on a pro rata basis. The Company will provide 20% warrant coverage at an exercise price of $2.00 and additional 20% warrant coverage at an exercise price of $2.50, all warrants to have 5 year terms. The transaction is expected to close on or before August 31, 2006 (the “Closing Date”).

Under the terms of the Purchase Agreement, the Debentures mature five (5) years from the date of issuance (“Maturity Date”). The outstanding principal of all Debentures will bear interest at the rate of eight (8%) percent per annum. Interest will be payable in arrears on each anniversary of the closing date and on the Maturity Date. Interest will be computed on the basis of a three hundred sixty (360) day year and actual days elapsed. Interest will be payable in cash or in shares of Common, by issuing a number of shares of Common equal to (i) the amount of the interest being paid divided by (ii) the average closing ask price for the Common for the twenty trading days immediately prior to each anniversary date and the Maturity Date.

The outstanding principal balance of the Debentures plus all accrued but unpaid interest thereon, if not sooner paid, will be due and payable on the Maturity Date, unless earlier payment is otherwise required under the terms of the Purchase Agreement. All payments will be applied first to the payment of interest on the unpaid principal of all then-outstanding Debentures and then to the balance on account of the principal of all such Debentures.

Forty-eight months after the date of issuance, the Company may redeem a portion of the Debentures each month by paying the holders thereof an amount equal to the principal amount of the Debentures plus accrued interest and divided by 12. In the case of any redemption of Debentures, all outstanding Debentures will be redeemed among the holders on a pro rata basis.

The Debentures will be secured by a first lien, in pari passu with the Company’s outstanding 2004 Convertible Debenture holders, on all current assets, current contract revenue, and all future revenue of the Company and its wholly owned subsidiaries, with a pari passu carve-out for an A/R credit line.

The outstanding principal balance of all Debentures, together with all accrued interest thereon, may at the option of a majority in interest of the Debenture holders be converted at any time into shares of Series C Preferred, at a Conversion Price of $1,250.

 In the event and to the extent that any 2004 Convertible Debenture holders convert their debentures into Series C Preferred, the Debentures will automatically and simultaneously convert to Series C Preferred (pro rata among all Debenture holders) on a dollar-for-dollar basis.

The Conversion Price is also subject to adjustment based on a standard form of formula to provide proportional protection for stock splits, stock dividends, etc., with customary carve-outs.

The holders of a majority in interest in the Debentures may notify the Company of a default with respect to the Debentures upon any failure of a material representation by the Company with respect to the transaction; any failure of payment of principal or interest by the Company continuing for twenty (20) trading days; or certain bankruptcy events with respect to the Company. If the default is not cured, in addition to all other legal or equitable remedies, all outstanding principal and interest would become immediately due and the interest rate would be increased to ten (10%) percent per annum and the increased interest would accrue from the date of the event causing the subsequent default until the date that all principal and interest shall have been paid by the Company.

The share price of the Series C Preferred Stock is $1,250. Each share of the Series C Preferred Stock can be converted into 1,000 shares of the Common at any time.

The Conversion Rate will be subject to adjustment based on a standard form of formula to provide proportional protection for stock splits, stock dividends, etc. The holders have the right to convert the Series C Preferred Stock, in whole or in part, into shares of Common at any time after 120 days from the Closing Date.

After one (1) year from the Closing Date, the Series C Preferred will be automatically converted into Common, provided the closing ask price of the Common is $5.00 or higher for 20 consecutive Trading Days.

The holders of the Series C Preferred Stock will be entitled to receive cumulative dividends in preference to any dividend on Common, at the rate of eight (8%) percent of the per share purchase price per annum, payable in arrears in cash or shares of Common equal to (i) the amount of the dividend being paid divided by (ii) the market price of the Common at the time of such issuance (determined as the average closing ask price for the Common for the twenty trading days prior to issuance).

In the event of any liquidation or winding up of the Company, the holders of Preferred Stock will be entitled to receive, in preference to the holders of Common, an amount equal to the original purchase price per share of Series C Preferred, plus all declared but unpaid dividends (the “Senior Preferential Amount”). After the payment of the full Senior Preferential Amount to the holders of Preferred Stock, the remaining assets or property distributable upon such liquidation will be divided pro rata among the holders of Common on a pro rata basis.

In the event of a merger, reorganization, acquisition change of control, or sale of all or substantially all of the assets of the Company in which the holders of the Company's capital stock hold less than 50% of the voting power of the surviving entity, such holders will be entitled to receive cash, assets or other property distributable in the same manner as is applicable in the context of a liquidation.

Consent of the shareholders of at least 51% of the Series C Preferred shares will be required for any action which (i) alters or changes the rights, preferences or privileges of the Series C Preferred, (ii) increases or decreases the authorized number of shares of Series C Preferred, (iii) creates (by reclassification or otherwise) any new class or series of shares having rights, preferences or privileges senior to or on a parity with the Series C Preferred, (iv) results in the payment of any dividends on, or the redemption of, any shares of Common (other than pursuant to employee agreements), or (v) amends or waives any provision of the Articles or Certificate of Designation relative to the Series C Preferred.

The holders of the Series C Preferred Shares will have the same voting rights with respect to the business, management or affairs of the Corporation as if the Preferred Shares were converted to the minimum number of common shares on the record date.

At any time after the Closing Date, holders of the Series C Preferred entitled to at least 51% of the Common Stock issued or issuable on conversion and issued or issuable pursuant to interest and dividend payments, exercise of Warrants, and Series C Preferred convertible from any debentures, ("Registrable Securities") may request that the Company file a Registration Statement for the Registrable Securities. The Company will use its best efforts to cause such shares to be registered; however, if the Registration Statement is not effective within 120 days after filing, the Investors will receive 5-year warrants to purchase an aggregate of 50,000 shares of Common at an exercise price of $1.00.

The holders of the Series C Preferred entitled to Registrable Securities will also be entitled, on a pro rata basis, to "piggyback" registration rights on all other registrations of the Company, except the currently pending registration and subject to the right of the underwriters to reduce the number of shares proposed to be registered pro rata based on the number of Registrable Securities owned by such Investors in view of market conditions. Customary carve-outs for registration of director and employee stock, etc., will also apply.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of TechnoConcepts Inc(the "Company") for the nine months ended June 30, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB for the year ended September 30, 2006 under the caption "Risk Factors That May Affect Future Results" within "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein and in our other reports filed from time to time with the Securities and Exchange Commission.

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

As of June 30, 2006, the Company had 44 full-time employees and 6 independent contractors. We intend to recruit and hire qualified additional personnel as needed to execute the Company’s strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

RESULTS OF OPERATIONS - Period Ended June 30, 2006

Revenues

Net sales for the nine months ended June 30, 2006 was $2,627,237. Sales to date are generated by our majority owned subsidiary, subsequent to its acquisition on June 2, 2005. Overall sales revenues continue to be subject to heavy competitive pressures, negatively impacting selling prices of networking products and delay of products from vendors.  Management however, anticipates that revenues will improve compared to the period just ended with the launch of some new key products

Cost of Sales and Gross Profit

Cost of sales for the nine months ended June 30, 2006 was $1,745,902. Gross profit for the same period was $881,335. The Company's gross profit as a percentage of net sales was 34%. Management feels this will increase due to a different sales mix in the upcoming quarter with increased sales of products with better gross profit. Management anticipates a gross profit of at least 40% in future quarters.

General and Administrative Expenses

We incurred General and Administrative expenses of $9,707,609, an increase of $ 5,265,903 over the same period ended June 30, 2005 in which we incurred $4,441,706, as a result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees. Also included in this increase is the overhead generated from consolidation with our subsidiary Asante Networks, which totaled $1,405,668 for the nine months ended June 30, 2006 as well as non cash stock option plan expense of $673,826.
Income Taxes

The Company has  recorded no  provision  or benefit for federal and state income taxes for the six month period  ended June 30, 2006 and 2005, due primarily to a valuation  allowance being established  against the Company's net  deferred  tax  assets  which  consist   primarily  of  net  operating  loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off Balance Sheet Arrangements

During the nine months ended June 30, 2006 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

As of June 30, 2006, the Company has a working capital deficit of $4,000,531, cumulative losses from operations of $26,527,061 and a negative cash flow from operations of $8,839,948 for the nine months ended June 30, 2006. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff, expand our leased facilities, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marking, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing commitments obtained subsequent to June 30, 2006 should be sufficient to fund our operations for at least the next 12 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

Effective as of May 30, 2006 the Company entered into a series of Note Purchase Agreements with a number of investors, some of whom had previously invested in the Company and some of whom had not. Pursuant to the terms of the Loan Agreements, the Company has received loans of $5,734,520 (before the payment of related fees and expenses), including the conversion of existing debt. To secure the Company's obligations under the Loan Agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the Investors, subordinated to the Company's existing Convertible Debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of the Company's obligations under the Loan Agreements.

Pursuant to the Loan Agreement, the Company is issuing to the Investors its secured subordinated promissory notes in the aggregate principal amount of $5,734,520 (the "Notes"), which carry an 8% annual rate of interest on the principal amount of the loan. The Notes will mature on the date (the "Maturity Date") that is the earlier of (i) one year from the date of issuance of each Note, (ii) the date on which the Company consummates the closing of the Company's next equity financing or series of equity financings which in the aggregate total no less than $7,000,000 (the "Subsequent Financing") or (iii) the sale of the Company or sale of substantially all of the Company's assets. At any time prior to the Maturity Date, the Company may, at its option, prepay the Note in whole or in part without penalty.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default: (i) the Company's failure to pay the principal when due, (ii) the Company's material breach of any of the covenants or conditions made in the Loan Agreement, the Note or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each Note purchaser to receive a pro rata share of the warrant pool of warrants. The amount of warrants issued was 5,305,720, with an estimated fair value of $5,399,520. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 100.0%; risk free interest rate of 6.0%; and expected lives of 5 years.

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of June 30, 2006, the Company sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

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

The Debentures are due and payable on November 17, 2006 and are convertible into shares of Common Stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of Common Stock assuming certain conditions are satisfied (including, that the shares of Common Stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of Common Stock if certain conditions are satisfied, including without limitation, that the average trading price of the Common Stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payments required by June 30, 2006.

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

During October, 2005 the Company issued promissory notes of $665,000 that matured two months after date of issue and have been extended 120 days.  These promissory notes bear interest at a rate of 8% per annum. There shall be no penalty for prepayment. There is a finder’s fee of 10% of proceeds, payable upon maturity. At the option of each Note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date. Conversion stock into which the Company's indebtedness is convertible shall be granted the same registration rights as the stock issued in the Next Financing round. The Company shall issue 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of June 30, 2006 the total notes payable amounted to $645,000. As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each Note purchaser to receive a pro rata share of the warrant pool of 200,000 warrants. As of June 30, 2006 the total notes payable amounted to $645,000 and the amount of warrants issued was 123,000, with an estimated fair value of $274,044 the convertible preferred stock. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2005: expected volatility of 91.19%; risk free interest rate of 7.0%; and expected lives of 5 years.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of June 30, 2006, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

The Company was named as an additional defendant in a lawsuit filed during Fiscal 2006 in the Superior Court, State of California for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs. The Company litigated these intellectual property issues and eventually obtained a dismissal. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. On June 14, 2006, the Bankruptcy Court remanded the case back to the State Court. Currently, all actions are at a standstill while all parties seek to resolve the disputes in mediation. In the opinion of management, this lawsuit will not have a material adverse effect on the Company's financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

Preferred Stock Offering

In November 2005, the Company negotiated a private placement of convertible preferred stock. Under the negotiated terms, the company has offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our Common Stock (“Common”), at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the Company's option. As part of this transaction, the Company will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of June 30, 2006, the Company sold 2,203 shares of the 2,300 Series B-1 Preferred as described above (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

Notes Payable

Effective as of May 30, 2006 the Company entered into a series of Note Purchase Agreements with a number of investors, some of whom had previously invested in the Company and some of whom had not. Pursuant to the terms of the Loan Agreements, the Company has received loans of $5,734,520 (before the payment of related fees and expenses), including the conversion of existing debt. To secure the Company's obligations under the Loan Agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the Investors, subordinated to the Company's existing Convertible Debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of the Company's obligations under the Loan Agreements.

Pursuant to the Loan Agreement, the Company is issuing to the Investors its secured subordinated promissory notes in the aggregate principal amount of $5,734,520 (the "Notes"), which carry an 8% annual rate of interest on the principal amount of the loan. The Notes will mature on the date (the "Maturity Date") that is the earlier of (i) one year from the date of issuance of each Note, (ii) the date on which the Company consummates the closing of the Company's next equity financing or series of equity financings which in the aggregate total no less than $7,000,000 (the "Subsequent Financing") or (iii) the sale of the Company or sale of substantially all of the Company's assets. At any time prior to the Maturity Date, the Company may, at its option, prepay the Note in whole or in part without penalty.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default: (i) the Company's failure to pay the principal when due, (ii) the Company's material breach of any of the covenants or conditions made in the Loan Agreement, the Note or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each Note purchaser to receive a pro rata share of the warrant pool of warrants. The amount of warrants issued was 5,305,720, with an estimated fair value of $5,399,520. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 100.0%; risk free interest rate of 6.0%; and expected lives of 5 years.

ITEM 3. Defaults Upon Senior Securities.

We are to be considered in default of our issued debentures if any of the following events, among others, occur: (i) the registration statement registering the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants issued in connection with the debentures has not been declared effective by the Securities and Exchange Commission prior to September 13, 2005. The registration statement has been filed but has not been declared effective, as of the date of this report, and therefore an event of default has occurred which has not yet been cured. The Company anticipates that the SEC will declare the registration statement effective by the end of September 2006, which will cure the default. (ii) On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the Debentures. The Company has not made the payments required by June 30, 2006.

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

Date: August 21, 2006

TECHNOCONCEPTS, INC. (formerly Technology Consulting Partners, Inc.)

By: /s/ Antonio E. Turgeon Antonio E. Turgeon Chief Executive Officer

Date: August 21, 2006

By: /s/ Michael Handelman Michael Handelman Chief Financial Officer