Form 10KSB
period 2006-09-30
TECHNOCONCEPTS, INC.
filed 2007-01-17
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

Common Stock, no par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The Issuer’s revenues for the fiscal year ended September 30, 2006 were $2,808,924.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of January 13, 2007 was 31,391,316. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 13, 2007, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $52,831,584.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,”“expect,”“intend,”“plan,”“believe,”“foresee,”“estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are engaged in the business of designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips.

We are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio™. True Software Radio™ is an advanced delta-sigma microchip architecture that converts radio frequency, or RF, signals directly into digital data. The technology is designed to dramatically improve the way that wireless signals are received and transmitted, by making possible device-to-device communication across otherwise incompatible networks and competing wireless standards (e.g., CDMA, TDMA, GSM, GPRS, G3, Bluetooth, WiFi, WiMAX, WiBro, etc.), creating true convergence for the wireless industry. “Software radio" is an industry term, referring to wireless receivers and transmitters that can be controlled and reconfigured by software commands and that can process radio signals digitally for better performance. To date, we have not generated any revenues from the sale of such microchips or the licensing of rights to the underlying technology. We are currently in the process of seeking to arrange financing to further our efforts to commercialize this technology.

Through our wholly-owned subsidiary, Jinshilin Techno Ltd., or Jinshilin Techno, formed in December 2005 and based in Shanghai, China, we are seeking to provide marketing, sales and technical support for our True Software Radio™ technology in China. On April 21, 2006, Jinshilin Techno acquired Internet television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internet Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes.

We also own a controlling interest in Asanté Networks Inc., based in San Jose, California. Asanté provides Ethernet networking solutions for Apple Computer and the small-to-medium business retail markets, offering the IntraCore® and FriendlyNET® product families, integrating voice, data, and video over wireless and wired networks with unified management and authentication. In fiscal 2006, Asanté Networks’ net sales were lower by $2,272,953, or 44.26%, than in the comparable twelve-month period of fiscal 2005. This was primarily the result of decreases in orders and sales of products into the business retail markets.

Our History and Development

We were organized under the name Technology Consulting Partners, Inc., or TCP, in September 2001. At the time of TCP’s incorporation, its intention was to provide high technology consulting services to its clients. Through September 30, 2003, most of TCP’s efforts were devoted to organizing the company and raising approximately $120,000 in a private offering. On December 15, 2003, TCP entered into an agreement and plan of merger with TechnoConcepts Inc., a Nevada corporation, or TCI Nevada, under which TCP acquired all of the issued and outstanding shares of capital stock of TCI Nevada in exchange for shares of TCP representing a controlling interest in TCP. This transaction was completed on February 17, 2004. TCP acquired TCI Nevada primarily for TCI Nevada’s intellectual property (and other intangible assets), including pending, expired provisional and issued patents, trademarks, certain maskrights, semiconductor devices, and prototype hardware and software, which underlie our True Software Radio™ technology. At the time of this acquisition, the acquired assets had a book value of approximately $7.0 million, net of an adjustment of approximately $1.0 million to the initial valuation of such assets related to the expired provisional patents and trademarks. We have taken an impairment charge equal to the full book value of the other intellectual property and intangible assets acquired in the transaction, as of the fiscal year ended September 30, 2005. The impairment charge reflects the absence of revenue-generating contracts following our conducting demonstrations of the True Software Radio™ technology to potential industry partners in July 2005. At the time we conducted those demonstrations, we had hoped to generate funding from prospective partners to further our research and development efforts to produce commercial products utilizing the technology.

In May 2005, we formed Techno (Hong Kong) Limited, a wholly-owned subsidiary organized to perform production design and application-specific engineering and to provide product support in Asia for our microchip products.

In June 2005, we acquired the assets and significant liabilities of Asanté Technologies Inc. in exchange for 1,161,170 shares of our common stock, valued at $4.306 per share, such that the aggregate value of the transaction was $5 million. In October 2005, we restructured Asanté, merging it into RegalTech Inc., a publicly traded Delaware corporation. RegalTech's name was changed to Asanté Networks Inc. (PNK:ASTN). We own shares of Asanté Networks’ preferred stock, which are convertible into eighty five (85%) percent of Asanté Networks common stock on a non-dilutable basis.

In December 2005, we formed Jinshilin Techno as a wholly owned subsidiary, based in Shanghai, to provide marketing, sales and technical support for our True Software Radio™ technology in China.

Wireless Communications Market

According to a publicly available forecast by the World Semiconductor Trade Statistics organization, or WSTS, in October 2006, the global semiconductor market was expected to reach $247 billion by the end of 2006. The WSTS forecast predicts that the worldwide market will grow by 8.6% in 2007 and 12.1% in 2008, with Asia-Pacific as the fastest growing regional market, with a continuously growing demand for electronic products such as PCs, digital consumer appliances and mobile communications. We believe that more and better wireless receivers and transmitters will be required to operate these electronic products, which include mobile phones, personal digital assistants (PDAs), Bluetooth and WiFi-enabled laptop and handheld computers, and other consumer devices. For example, the automotive industry now requires more wireless receiver and transmitter microchips for their communications, navigation and “infotainment” components, including telematics, GPS, multimedia systems, audio systems, rear seat entertainment and gaming, in addition to AM/FM/XM radio tuners. We believe that the dramatic increase of these and other wireless applications presents growing opportunities for our reconfigurable microchips that can serve multiple purposes.

Global sales of mobile phones are expected to experience another year of strong growth in 2007, with estimated consumer demand for 1.1 billion phones, according to a survey done by The Gartner Group, which was published in the International Herald Tribune, November 22, 2006. Gartner estimates there will be 2.6 billion mobile phones in use by the end of 2009. While consumer demand for mobile phones grows, the handset electronics and wireless infrastructure is still supported by competing protocols, frequencies, data rate standards and other incompatible transceiver technologies, making multi-band multi-mode technology a virtual necessity. Further, ultra-wideband services will begin to penetrate the mobile phone market in 2007, rising to an annual penetration rate of 20% by 2011, according to a July 2006 report from IMS Research. We believe that True Software Radio™ microchips, providing software-reconfigurable multi-band, multi-mode, and ultra-wideband capabilities, will provide the single-chipset solution that the market will need.

Product Development

True Software Radio™

In August 2006, we produced our first engineering run of wireless transmitter and receiver microchips, based on our True Software Radio™ technology. On November 29, 2006, we announced the finalization of the product datasheet that will serve as the baseline for our initial commercial production run of the True Software Radio™ wireless receiver and transmitter chips. The datasheet was based on the completion of parametric characterization of the first silicon germanium (SiGe) microchips we fabricated. The characterization process measured the function and performance parameters of the transmitter and receiver chips as they operated continuously across multiple frequency bands. We are now in position to offer the True Software Radio™ (TSR™) TC-RX1000ES / TC-TX1000ES 0.18µ SiGe transceiver chip sets, which convert full-spectrum data from RF to digital signals and digital to RF signals. The part number suffix ES indicates engineering samples, which can be used by original design manufacturers (ODMs) and original equipment manufacturers (OEMs) to develop their applications and products. We believe these microchips will provide the key to flexible software defined radio (SDR) systems.

"Software radio" and “software defined radio” are industry terms which refer to wireless receivers and transmitters that can be controlled and reconfigured by software commands and that can process radio signals digitally for better performance. However, in today's wireless devices, only the RF signal processing (information interpretation) can be performed digitally. Wireless transmitters and receivers still utilize conventional analog transceiver circuitry based on technology first developed in the early 1900s. Existing SDR systems rely on single and multiband RF transceivers that do not cover a wide and continuous frequency range. Our True Software Radio™ technology makes it possible for wireless transmitters and receivers, as well as the radio signal processing, to be fully controlled and reconfigured by software commands across a wide range of frequencies and frequency bands. Our patented and patent-pending True Software Radio™ technology is an advanced delta-sigma microchip architecture that converts RF signals directly into digital data for the wireless receiver and directly from digital data into radio signals for the wireless transmitter. We believe that direct conversion wireless technology will replace current conventional analog transceiver circuitry, providing fully software-controlled single-transceiver wireless devices that can operate across different networks and frequency bands, in multiple modes and with multiple wireless standards, with higher resolution and greater bandwidth than conventional circuitry. True Software Radio™ microchips replace the analog front end, intermediate frequency (I/F) processing, analog-to-digital conversion (ADC), and digital filtering sections of today’s conventional wireless transmitters and receivers. Because the technology simplifies design and reduces component costs, we believe that True Software Radio™ is an ideal platform for OEMs and ODMs to develop new wireless broadband, mobile data, cellular, and other next-generation wireless applications.

Set-top Boxes

On April 21, 2006, Jinshilin Techno acquired IPTV set-top box technology through license agreements with Jinshilin. Jinshilin Techno also designs and sells products for Internet Television (IPTV), Stream Media Protocol Processing, and Broadcasting Software for IPTV-Set-Top Boxes. We expect future generation set-top boxes to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances, by integrating True Software Radio™ into Jinshilin Techno's IPTV-STB. In July 2006, we received final approval for the subsidiary from the People’s Republic of China.

In-Stat, a provider of research, market analysis and forecasts, projects that China’s IPTV market will experience a gradual but solid increase from 2006 to 2010, with annual unit shipments of digital cable set-top boxes projected to grow to 12 million in 2010. We believe we are poised to take advantage of this projected demand. In September 2006, Jinshilin Techno entered into a three-year agreement of cooperation with Shanghai Forests Information Technology Co. Ltd., or Shanghai Forests. On November 20, 2006, Jinshilin Techno provided 60 set-top boxes to Shanghai Forests which were integrated into a demonstration network built by Shanghai Forests, together with Shanghai Alcatel Network Support System Company Inc., for the Television and Broadcast Bureau. As of December 15, 2006, the demonstration network had successfully completed all scheduled demonstrations and tests.

Asanté Networks’ Product Offerings

Asanté Networks’ solutions consist of the IntraCore® and FriendlyNET® product families, integrating voice, data, and video over wireless and wired networks with unified management and authentication. In April 2006, Asanté announced the release of its most advanced, state-of-the-art 2-chip switch solution, the IntraCore® 38480. The IntraCore® 38480 provides no frame loss and full-wire speed with minimized latency. Designed to be a space-saver in the rack and wiring closet, it can also eliminate cross switch traffic. With 96-gigabit switching fabric, the IntraCore 38480 supports full-wire speed on all ports. It has advanced traffic control based on L2-L7 data of incoming frames. Asanté Networks is also pursuing discussions with several network equipment manufacturers regarding the establishment of a strategic business partnership for the design, development, marketing and sales of equipment through Asanté Networks’ distribution channels.

Sales and Marketing

True Software Radio™

We are working to develop relationships with a number of industry leading OEMs and ODMs to design True Software Radio™ technology into next-generation components and products, in order to incorporate our proprietary technology into a large variety of consumer, industrial, and government applications. To that end, we have signed a number of nonbinding memoranda of understanding (MOUs) with, and provided demonstrations to, various Asian manufacturers and distributors of telecommunications equipment, including a preliminary nonbinding MOU, with an Asian distributor of electronic components and consumer products, signed in December 2006. This MOU provides for both parties to collaborate in developing and marketing True Software Radio™ based reconfigurable wireless communications systems, which are fully software-programmable in both the base-band processing and the RF processing sections.

The distributor expects to introduce us to customers who need to develop reconfigurable wireless communications systems. Both the distributor and we plan to collaborate on proposals for providing technical support and to design and develop customer products incorporating True Software Radio™. The distributor expects to initially target the inclusion of the True Software Radio™ RF microchips in cellular phone components for a major ODM and for other potential customers yet to be identified. In addition, we and the distributor expect to provide support for a number of potential customers’ feasibility studies for multi-mode terminals and for automotive infotainment and communication applications, including telematics, navigation, GPS, and multimedia systems, audio systems, and rear seat entertainment, gaming, and radio tuners.

We are also in very preliminary discussions directly with a major U.S.-based manufacturer in the radio manufacturing industry, an Asian-based manufacturer of high definition (HD) radios, and two developers of reconfigurable, multi-mode digital signal processing circuits. True Software Radio™ has been included in a number of proposals to the U.S. Defense Advanced Research Projects Agency (DARPA), and we continue to demonstrate our technology to major U.S. defense contractors.

IPTV Set-top Boxes

Jinshilin Techno is cooperating with Shanghai Alcatel Network Support System Co., Inc. to jointly develop, produce and distribute IPTV set-top boxes. Alcatel advised us that it chose the Jinshilin Techno set-top box after evaluating many other companies possessing similar technologies because the Jinshilin Techno set-top box provided a good image and multiple functions at low cost. In addition, Alcatel noted that the set-top box can comply with various protocol standards. We understand that Alcatel expects to purchase the Jinshilin Techno set-top boxes, integrate them into Alcatel’s network and sell the set-top boxes to China Telecom, the largest broadband network service provider in China. We also understand that Alcatel plans to include Jinshilin’s set-top box in product sales to Europe and regions in Asia other than mainland China.

Jinshilin Techno is also cooperating with Shanghai Forests in the deployment of IPTV for in-home television service to two million rural residents of the Henan Province. Shanghai Forests is working on the project with the Television and Broadcast Bureau of the Henan Province. The project contemplates the initial deployment of 100,000 set-top boxes by the end of June 2007, with a total of two million units to be provided by the end of 2009. Jinshilin Techno provided 60 set-top boxes to Shanghai Forests, which were integrated into a demonstration network built by Shanghai Forests, in cooperation with Alcatel Network Support System Company Inc., for the Television and Broadcast Bureau. As of December 15, 2006, the demonstration network had successfully completed all scheduled demonstrations and tests.

Manufacturing and Production

True Software Radio

We have established a business relationship with Jazz Semiconductor, an independent wafer foundry located in Newport Beach, California, to fabricate the True Software Radio™ microchips. Fabrication of the first engineering run of our microchips was completed in August 2006. We anticipate additional engineering runs prior to our first commercial production run, now expected in the first half of 2007. Jazz Semiconductor offers successive generations of its SiGe BiCMOS microchip fabrication process, which supports the features that facilitate our reconfigurable, frequency agile designs.

In the fourth quarter of calendar 2006, we finalized the preliminary product datasheet that will serve as the baseline for our initial commercial production run of our True Software Radio™ wireless receiver and transmitter microchips and the completion of the microchips’ parametric characterization. The characterization process measured the function and performance parameters of the microchips as they operated continuously across multiple frequency bands.

We have also entered into preliminary discussions with a large Taiwan-based semiconductor manufacturing company for the future production of our lower power microchip designs, using their CMOS microchip fabrication process.

IPTV Set-top Boxes

In December 2006, Jinshilin Techno entered into an MOU with Changzhou Xingqiu Electronic Co., Ltd. (Xingqiu), a manufacturing company that concentrates on the design, sale and production of high-quality communication devices, high-volume electronics, and audio and video products. Xingqiu earned the ISO9001:2000 International Accreditation for strict and effective quality assurance, and for products that comply with international authority safety standards, such as America's UL and European Union's CE. The MOU establishes the framework in which Xingqiu will fabricate Jinshilin Techno's IPTV set-top box products. Xingqiu will finance and manufacture Jinshilin's IPTV Set-Top Boxes in accordance with delivery requirements and project specifications provided by Jinshilin Techno's customers. We believe that Xingqiu possesses the expertise and capacity to deliver Jinshilin Techno's products in a timely and cost effective manner. Further, Jinshilin Techno plans to work with Xingqiu to co-develop, market, and sell successive generations of IPTV set-top boxes, including those that will integrate the True Software Radio™ technology.

Technology

Our True Software Radio™ technology is a semiconductor architecture that defines the electrical conductivity of microchips and how the electrical conductivity is controlled, so that radio signals are converted directly into digital data by the wireless receiver and are converted directly from digital data into radio signals by the wireless transmitter. We believe that direct conversion wireless technology will replace current conventional analog transceiver circuitry, providing fully software-controlled single-transceiver wireless devices that can operate across different networks and frequency bands, in multiple modes and with multiple wireless standards. True Software Radio™ microchips can replace the analog front end, intermediate frequency (I/F) processing, analog-to-digital conversion (ADC), and digital filtering sections of today’s conventional wireless transmitters and receivers. Because the technology simplifies design and reduces component costs, we believe that True Software Radio™ is an ideal platform for original equipment manufacturers (OEMs) and original design manufacturers (ODMs) to develop new wireless broadband, mobile data, cellular, and other next-generation wireless applications.

Intellectual Property

Under U.S. patent law, a “provisional patent application” is an application for patent filed in the U.S. Patent and Trademark Office, which will not mature into an issued patent unless a non-provisional application is filed within twelve months. A provisional patent application can establish an early effective filing date for subsequent non-provisional applications. The provisional filing also allows the term "Patent Pending" to be applied to the invention.

From January through October 2006, we have filed both provisional and non-provisional patent applications with the U.S. Patent and Trademark Office, including:

•
a provisional patent application for the "Single Input, Single Output, Multi-Band RF Front End." The invention makes it possible for a single radio frequency, or RF, receiver microchip to replace multiple-tuned RF front end transceivers, reducing both cost and power consumption.

•
a provisional patent application for a new method to reduce power in high-speed digital wireless devices. The "Low Power, Low Voltage, Digitally Trim-able Active Back-termination LVDS driver" is a low voltage differential signaling (LVDS), low noise, low power, low amplitude circuit for high-speed (gigabits per second) data transmission. We anticipate that this invention can be used in the digital interface circuits of many high speed microchips, including digital wireless receivers and transmitters.

•
a patent application for the "Adaptive Narrowband Interference Canceller for Broadband Systems." This invention cancels unwanted radio signals that interfere with wireless reception, is fully software programmable, can be adapted for use in many digital radio receivers, and claims the benefit of a provisional patent filing in September 2005.

•
a provisional patent application for a proprietary innovation that dramatically reduces noise and distortion in high dynamic range RF amplifiers, enabling wireless devices to receive weak radio signals.

•	a patent application for a circuit that automatically eliminates quantization noise while adjusting to the correct frequency.

We currently have additional applications in process and anticipate future patent filings to establish a full family of patents, comprising the basis for our overall True Software Radio™ technology.

In addition to patent protection, we rely on the laws of trade secrets and of unfair competition to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with prospective strategic partners, customers and suppliers. We also require proprietary information and/or inventors’ assignment and non-disclosure agreements from all of our employees and consultants. Although we intend to protect our rights vigorously, there can be no assurance that all these measures will be successful.

We believe that, because of the rapid pace of technological change in the wireless communications industry, patent and trade secret protections are extremely important - but they must also be supported by other dynamics such as expanding the knowledge, ability and experience of our personnel, new product introductions and continual product enhancements.

Competition

There are several companies that have successfully developed multiple-frequency front-end transceiver modules based upon integrating several analog circuits into a single integrated component. Certain companies have created integrated circuits with multiple radio transceivers that can work with multiple networks. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. However, the solutions offered by most of these companies are restricted to predefined frequencies and frequency bands and therefore are limited to specific protocols and standards. Further, if either the fixed frequency band(s) or fixed standard(s) changes, then a new hardware component has to be designed and installed, thus increasing the product and maintenance cost. This is similar in concept to designing a radio receiver that selects only two, three or four stations out of the full frequency band to listen to. By analogy, our True Software Radio™ microchips allow the radio to be tuned to any frequency in the band and in any frequency band, as determined by software programming that can be changed by a simple software upgrade or revision.

Certain competitors are developing methods to combine some of the discrete analog components and to enable portions of the circuit architecture to be software-programmed for filtering specific diverse signals. While this technology may provide greater programmability, it is nonetheless based on conventional superheterodyne (analog) architecture and therefore not truly frequency agile and still not fully programmable.

Another group of competitors are developing “Low-IF” and “Zero-IF” conversion technologies, to minimize or even eliminate intermediate frequency processing sections of the radio circuit. However, these competitors still use analog-based semiconductor architecture that is slower and less flexible than our True Software Radio™ microchip architecture. Because of the slower speed of the competitors’ microchips, these competitors are forced to use “undersampling” methods to convert the RF signal from analog to digital. We believe that “undersampling” inherently limits the resolution that can be achieved in digital signal produced by our “oversampling” direct conversion method. In other words, we believe that True Software Radio™ produces cleaner, quieter radio signals, as required by the wireless industry.

Another company is developing a superconductor microelectronic device for direct conversion of radio signals to digital, which may match or exceed the performance of the True Software Radio™ microchip. However, the method being developed requires a “compact cryocooler,” because the electronic components will have to be super-cooled to 4 degrees Kelvin to attain this level of performance. In contrast, True Software Radio™ requires no special environmental accommodations.

We plan to compete on the basis of product features, quality, reliability, price, and dedicated customer support. We believe our technology provides a significant competitive advantage with respect to each of these factors.

RISK FACTORS

We have not yet generated any revenues from the sale of our core True Software Radio™ or IPTV Set-Top Box products and we may not generate any significant revenues from these products..

Our limited historical performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability. We are early stage development company whose business is focused on the wireless communications industry. We may not achieve our objectives or be able to successfully implement our strategy. We may never be able to successfully commercialize our products. Accordingly, we may never generate significant revenues from these products. As noted in our financial statements included in this annual report, our independent auditors have noted that there is substantial doubt regarding our ability to continue as a going concern. In addition, our early stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We expect to continue to incur losses and experience negative cash flows.

We expect to have significant operating losses and to record significant net cash outflow in the near term. Our business has not generated sufficient cash flow to fund the commercialization of our proprietary technology and our planned operations without resorting to external sources of capital. We anticipate that finishing product commercialization and establishing market share for our True Software Radio™ technology will require substantial capital and other expenditures. Since our inception, we have incurred net losses in each year of our operations. As a result of ongoing operating losses, we had an accumulated deficit of approximately $17.8 million as of September 30, 2006. We expect to incur substantial losses for the foreseeable future, and may never recognize significant revenues or become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to incur significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to continue to research and develop our products, attempt to implement our business strategy, implement internal systems and infrastructure in conjunction with our growth, and hire additional personnel. We do not know whether we will ever recognize significant revenues and, if we do, whether revenues will grow rapidly enough to absorb these expenses.

We will need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

While we believe that our existing assets, anticipated debt and equity financing, and expected revenue growth should be sufficient to fund our operations in fiscal year 2007, it is quite likely that we will need additional capital to fund our operations and finance our growth. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations, or if we make acquisitions, we will need to raise additional capital from equity and/or debt sources. If we cannot obtain financing on terms acceptable to us or at all, we may be forced to curtail our planned business expansion and may be unable to fund our ongoing operations.

Our success depends on the acceptance and use of our True Software Radio™ technology.

Our success will depend, to a large extent, on the acceptance of our True Software Radio™ technology in a market that is only beginning to define itself. Our strategy is currently to consummate relationships with strategic partners that can facilitate our entry into a variety of markets in North America and Asia. Eventual success will also depend on our ability to deliver reliable products and services to interested wireless products/service providers on time and within required performance parameters. There can be no assurances that any market for our products and services will ever develop.

Adoption of a universal wireless telecommunications transmissions protocol may significantly diminish the need for our products and technology.

If a universal mobile telecommunications protocol, such as UMTS or W-CDMA is adopted internationally for cellular communications, the industry may no longer need the capabilities of technologies such as True Software Radio™ to address competing wireless protocols. While True Software Radio™ would continue to provide frequency agility and a more efficient utilization of bandwidth, the demand for our technology may be significantly diminished, impacting anticipated sales and revenues.

Jinshilin Techno is conducting significant operations in China, and for at least an interim period, the majority of our consolidated revenues may be derived from these operations.

Our subsidiary, Jinshilin Techno, based in Shanghai, China, is in the process of seeking to develop, produce and distribute IPTV set-top boxes for the Chinese market. Jinshilin Techno has entered into commercial arrangements with third parties based in China. In the short term, we expect that these activities will represent the source of the majority of our revenues other than from the operations of Asante’ Networks.

Although the Chinese government owns the majority of productive assets in China, since 1979 the government has continued to implement economic reform measures that emphasize decentralization and encourage private economic activity. Many experts believe that China will continue to open its economy and increase enforcement of intellectual property rights; however, the government’s economic reform measures may be inconsistent or ineffectual, and there are no assurances that:

•	we will be able to capitalize on the economic reforms;

•	the Chinese government will continue its pursuit of economic reform policies;

•	the economic policies, even if pursued, will be successful;

•	economic policies will not be significantly altered from time to time; and

•	business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our subsidiary.

Further, because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

China's economy has a high growth rate, has experienced high rates of inflation, and the rate of inflation may continue to increase. In response, the Chinese government has taken measures to restrain its expansive economy. These measures have included restrictions on the availability of domestic credit (including credit available from manufacturers), reducing the purchasing capability of certain customers, and limited re-centralization of the approval process for purchases of some foreign products. These measures alone may not succeed in slowing down the economy’s perceived excessive expansion or in controlling inflation, and may result in severe disturbances in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact our operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Because we are conducting significant operations in China, for an interim period the majority of our consolidated revenues may be in Chinese renminbi (RMB), with a comparatively lesser amount in U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the RMB against the U.S. dollar.

Until July 2005, the RMB was tied to the dollar. At that time, the People’s Bank of China, the central bank, adopted a new exchange-rate regime for the RMB, allowing a managed float.

In September 2006, the rate of appreciation of the RMB accelerated significantly from its previous pace. The People’s Bank of China is reported to be in favor of a faster rate of appreciation, and therefore the rate of appreciation may continue to be relatively rapid. Exchange rate volatility may rise and the current trading bands against the U.S. dollar may be widened, also leading to a faster rate of appreciation. A higher-value RMB may mean that we would report lower U.S. dollars for the revenue anticipated.

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on future earnings and equity as a result of these foreign exchange rate fluctuations.

One or more competitors may develop products and/or gain market acceptance before we do.

The global wireless telecommunications market is intensely competitive and is subject to rapid technological change, evolving industry standards and regulatory developments. Our potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, installed customer bases, and long-standing relationships with customers. If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the marketing opportunities we have identified. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, including but not limited to the successful completion of our technology commercialization effort, continuing to establish strategic alliances with wireless telecommunications providers, the introduction of our new True Software Radio™ technology and products to the market, establishment of quality fabricators to support sales of the products, delivery of our products and services on-time and within required specifications, and continued maintenance, upgrade and improvement of our technology. There can be no assurance that we will be able to successfully execute all elements of our strategy.

The wireless telecommunications infrastructure market may grow more slowly than we expect or may experience a downturn, and it is possible that our True Software Radio™ and IPTV Set Top Box products may never achieve market acceptance..

Growth in demand for and acceptance of our new products is highly uncertain. We believe that many of our potential customers may not be fully aware of the benefits of True Software Radio™ or our IPTV Set Top Box technology or may choose to acquire other products or services. It is possible that our True Software Radio™ and our IPTV Set Top Box products and services may never achieve market acceptance. If the market for our products does not develop or grows more slowly than we currently anticipate, our business, financial condition, and operating results would be materially adversely affected.

We rely substantially on our intellectual property in developing our True Software Radio TM products. Third parties have filed a lawsuit challenging our acquisition of and rights to the intellectual property. An unfavorable outcome could prevent us from fully utilizing our technology.

On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311). The plaintiffs were investors in Fiber Optic Techno Inc, a company which sold certain assets to TCI Nevada in May 2003, including a pending patent application and two expired provisional patent applications relating to True Software RadioTM technology. The plaintiffs allege that the sale was for less than fair consideration and constitutes a fraudulent conveyance by Fiber Optic Techno. They seek to set aside the transaction and assert claims for compensatory and punitive damages. At the time we purchased the assets, the pending patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of state court litigation brought by different plaintiffs. We litigated these intellectual property issues and eventually obtained a dismissal. The U.S. Patent and Trademark Office subsequently issued U.S. Patent No. 6,748,025 to the Company in June 2004. The parties to the lawsuit have engaged in substantial written discovery and limited deposition discovery. Mediation was unsuccessful, and we are contesting the case vigorously. Our demurrer attacking the sufficiency of the plaintiffs' First Amended Complaint is expected to be heard in January 2007, The litigation has been expensive and time-consuming and may divert resources from our core business. If the litigation results in an unfavorable outcome and we are unable to license the technology or to develop an alternative technology, we may be unable to fully utilize our technology, and the results of our operations could therefore be negatively impacted.

We may be unable to protect our intellectual property adequately, which could cause us to lose any competitive advantage afforded by our intellectual property.

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

Third parties may claim that we are infringing their intellectual property rights. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert our management and key personnel from our business operations and may require us to modify or cease marketing our products or services, develop new technologies or products/services, acquire licenses to proprietary rights that are the subject of an infringement claim or refund to our customers all or a portion of the amounts they paid for infringing products. If such claims are asserted, we cannot assure you that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products/services or use of certain technologies.

Although we believe that our intellectual property rights are sufficient to allow us to develop our technology and to sell our planned products/services without violating the valid proprietary rights of others, we cannot assure you that our technologies or products/services do not infringe the proprietary rights of third parties or that third parties will not initiate infringement actions against us.

We plan to expand rapidly and managing our growth may be difficult.

Our business may grow rapidly both geographically and in terms of the number of products and services we offer. We cannot be sure that we will successfully manage such growth, if it occurs. If sufficient working capital cannot is not available, or if we are not successful in raising additional capital to execute our business strategy and grow the depth and breadth of our wireless products and services, we may be forced to discontinue our operations.

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

Our ability to implement our business strategy and our future success depends largely on the continued services of our current employees, including Antonio E. Turgeon, our Chief Executive Officer, who have critical industry or customer experience and relations. Some of our key personnel are not bound by an employment agreement. The loss of the technical knowledge and management and industry expertise of any of these key personnel could have a material adverse impact on our future prospects. In addition, members of our current management team believe that once we are sufficiently capitalized we will need to recruit new executive managers to help us execute our business strategy and new employees to help manage our planned growth. Competition for executive and other skilled personnel in the wireless communications industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our management team may not be able to successfully implement our business strategies.

If we are able to successfully execute our business strategies, we will likely experience rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

We are in default under the terms of our outstanding 7% secured convertible debentures.

On November 17, 2004, we issued 7% secured convertible debentures in the aggregate principal amount of $3.775,000. On November 17, 2006, the principal amounts, together with accrued and unpaid interest, on the then outstanding debentures became due and payable, As of this date, debentures in the aggregate principal of $250,000 were outstanding. The holders of debentures in the aggregate principal amount of $3.525,000 had previously either converted their debentures into shares of our common stock or exchanged their debentures for subordinated promissory notes. We have been unable to pay the amounts owing with respect to the outstanding debentures as of the maturity date. As such, we are in default under the terms of our outstanding debentures and the holders of such debentures have the right to exercise their rights and remedies provided under the debentures, the related securities purchase agreement, the related security agreement or any document or instrument delivered in connection with or pursuant to the debentures. In that regard, the holders of the outstanding debentures (acting in concert) have the right to take possession of all of our assets and operate our business, and to seek to enforce the payment of the amounts due and payable. if the debenture holders exercise any of their rights and remedies, we may be required, among other things; to repay the amounts due. which would leave us with little or no working capital in our business. This would have a material adverse effect oil our Continuing operations.

The large number of our shares eligible for public sale could cause our stock price to decline.

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

The issuance of the shares to be issued upon conversion of our recently issued 7% secured convertible debentures and the shares to be issued upon the exercise of the warrant issued in connection with the debentures, will cause the current holders of our common stock to suffer substantial dilution of their interests in us.

As of the date of this report, shares of our common stock were issued upon conversion our 7% secured convertible debentures in the aggregate principal amount of $1,275,000 and upon exercise of the warrants issued in connection with the debentures. If the remaining shares of our common stock to be issued upon conversion of the outstanding principal and interest due under the debentures and upon exercise of the warrants issued in connection with the debentures are issued and registered with the Securities and Exchange Commission for resale, up to 3,160,000 additional shares of our common stock will be available for sale into the public market. This will result in substantial dilution of the interests of our current stockholders. The resale of these shares of common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock, and thereby affect the ability of our stockholders to realize the current trading price of our common stock. Moreover, the mere prospect of the resale of these shares of common stock could depress the market price for our common stock.

Our stock price can be extremely volatile, and there is no assurance there will be an active market for our stock.

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

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty selling our shares.

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

If we fail to remain current in the filing with the SEC of our periodic reports under the Securities Exchange Act of 1934,our common stock could cease to be eligible to trade on OTC Bulletin Board, which would limit the ability of broker-dealers to sell shares of our common stock and the ability of stockholders to sell our shares in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in shares of our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act defines “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must, obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock. We are also restricted by the terms of certain debt and other agreements as to the declaration of dividends.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in 3,200 square feet of office space located at 14945 Ventura Blvd, Suite 300, Sherman Oaks, California. This space is held under a one year and four and one half (4.5) months lease that commenced on August 1, 2006, and provides for monthly rental payments of $8,750.00. These facilities house our executive offices as well as certain administrative operations. Management believes that our present offices are adequate to meet our immediate current needs.

One of our engineering offices is located in 7,410 square feet of office space located at 6060 Sepulveda Blvd, Suite 202, Van Nuys, California. This space is held under a three-year lease that commenced on March 1, 2005, and provides for monthly rental payments of $13,543. These facilities house our engineering offices as well as certain product development operations. Additional engineering offices are located in 1,202 square feet of office space located at 2182 DuPont Dr. Suites #13 & 15, Irvine, California. This space is held under a month-to-month term commenced on August 1, 2006, and ending upon thirty days (30) days written notice to terminate said lease. This office provides for monthly rental payments of $2,283.80. These facilities house additional engineering offices as well as certain product development operations. Management believes that our present engineering offices are adequate to meet our immediate current needs.

Asanté Networks Inc., our subsidiary, leases approximately 7,000 square feet of office space in San Jose, Ca. This space is held pursuant to a twenty five (25) month lease that commenced on November 1, 2006 and provides for monthly rental payments of $7,591.23. Asanté uses this facility as executive offices as well as sales and administrative offices.

Techno (Hong Kong) Limited, our subsidiary, leases approximately 846 square feet of office space in Hong Kong at a monthly rent of US $3729.38 pursuant to a three year lease that commenced in December 2005. We use this facility for product development operations as well as administrative offices.

China Jinshilin Techno Company, Ltd., another subsidiary, leases approximately 4,309 square feet of office space in Shanghai, China at a monthly rent of US $3,729 pursuant to a two year lease that commenced in July 2006. These facilities house our executive offices as well as certain administrative operations. Management believes that our present offices are adequate to meet our immediate current needs.

 ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business. As of September 30, 2006, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The plaintiffs seek to set aside the transaction, as a fraudulent transfer, and assert claims for compensatory and punitive damages. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs, which litigation has since been dismissed. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. On June 14, 2006, on motion made by the Company, the Bankruptcy Court remanded the case back to the State Court. The parties have engaged in substantial written discovery and limited deposition discovery. A mediation was unsuccessful, and the Company has instructed its attorneys to contest the case vigorously. The Company’s demurrer attacking the sufficiency of plaintiffs’ First Amended Complaint is expected to be heard in January 2007.

On December 19, 2006, a lawsuit was filed in the Superior Court, State of California, for the County of Sacramento (Case No. AS05420) against Asanté Technologies, Inc., Asanté Acquisition Corporation, and the Company for nonpayment of legal fees incurred by Asanté Technologies prior to and in connection with the acquisition of that company’s assets and business by TechnoConcepts. Judgment is sought in the amount of $98,069 plus attorneys’ fees and costs. The Company intends to defend against this lawsuit and to dispute the amount of fees owed.

There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 18, 2006, by written consent of a majority of the holders of the outstanding shares of Common Stock and equivalents entitled to vote, the Company’s Articles of Incorporation were amended to increase the number of authorized shares to 100,000,000 and the number of preferred shares to 10,000,000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading in the over-the-counter market on December 23, 2003, and prices for the common stock were quoted on the OTC Electronic Bulletin Board (“OTCBB”) under the symbol “TCPT.” No trading took place during the fiscal year ended September 30, 2003.

Prior to the merger of Technology Consulting Partners Inc. and TechnoConcepts Inc., a Nevada corporation, in February 2004, there was no established trading market in our common stock and trading therein was sporadic.

In February 2004, we changed our name to “TechnoConcepts, Inc.” and the trading symbol of our common stock was changed to “TCPS.”

The following table sets forth the high and low bid prices of our common stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH BID	LOW BID

December 31, 2004	$4.90	$3.25

March 31, 2005	$5.55	$3.50

June 30, 2005	$5.00	$3.56

September 30, 2005	$4.59	$3.05

December 31, 2005	$3.65	$1.70

March 31, 2006	$2.93	$1.70

June 30, 2006	$2.50	$1.70

September 30, 2006	$2.01	$1.23

As of January 13, 2007, there were approximately 975 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In November and December 2003, we entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $333,675, in consideration for our issuance of promissory notes (the “Initial Notes”). These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. At the time of maturity, the notes were converted into 765,715 shares of our common stock.

In January and February 2004, we entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $905,000, in consideration for our issuance of promissory notes (the “Subsequent Notes” and together with the Initial Notes, the “Notes”). In November 2004, we issued additional Subsequent Notes in an aggregate amount of $200,000. The Subsequent Notes carried an interest rate of 10% per annum payable quarterly in cash or stock, with all interest and principal due on January 31, 2005. The notes were convertible into shares of our common stock at any time after June 30, 2004. All of the Subsequent Notes have been converted into 694,571 shares of our common stock.

In January 2004, we issued 50,000 shares of our common stock to Berthel Fisher & Company Financial Services, Inc. pursuant to the terms of a cooperation letter between the parties in consideration for investment banking and advisory services which have yet to be provided by Berthel Fisher to the Company.

On February 17, 2004, we completed our acquisition of the TechnoConcepts, Inc., a Nevada corporation, by issuing 1,970,000 shares of our common stock and 4,000 shares of our Series A-1 Preferred stock to the stockholders of the original Nevada corporation.

On November 17, 2004, we entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Under the Purchase Agreement, we agreed to sell, and the Buyers agreed to purchase, 7% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants (“Warrants”) to purchase a total of 608,000 shares of our common stock. One half of such warrants were exercisable at $3.50 per share and one half were exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The Debentures were due and payable on November 17, 2006 and are convertible into shares of our common stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of our common stock assuming certain conditions are satisfied (including, that the shares of common stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of our common stock if certain conditions are satisfied, including without limitation, that the average trading price of our common stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company was required to redeem one-twelfth of the original principal amount of the Debentures. Pursuant to the terms of the Debentures, any interest amount unpaid bears interest at the rate of 18% per annum until paid. The Debentures provide for various events of default that entitle the holders of the Debentures to require the Company to immediately repay an amount equal to at least 130% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest thereon, in cash. During the pendancy of any default, the interest rate under the Debentures is increase to 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law. Because the Company’s obligations under the Debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the Debentures (the “Secured Parties”), the occurrence of an event of default which is not cured permits the Secured Parties (acting in concert) the right to take possession of all of the assets of the Company, to operate the business of the Company and to exercise certain other rights provided in the Security Agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005. The Company filed the required registration statement on May 3, 2005. As a result, the Registration Rights Agreement provides that the Company is obligated to pay a penalty equal to 1% of the aggregate purchase price paid by each purchaser for the Debentures on January 20, 2005 and an additional 1% on the 20th of each month thereafter until (and including) April 20, 2005. Any unpaid amount bears interest at a rate of 18% per annum. The Company also agreed to use its best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date. On July 15, 2005, the Debentures were amended to extend the period for the registration statement to be declared effective from 135 days to 300 days. As of the date hereof, the registration statement had not yet been declared effective by the SEC. Failure to have the registration statement declared effective, resulted in an event of default under the Debentures, effective September 13, 2005, which has not been cured, as of the date hereof. Certain liabilities have therefore been incurred by the Company for failing to have the registration statement declared effective, in a timely manner. The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

The Debentures matured and came due on November 17, 2007, and we have failed to pay the principal amount as of the date of this report. As a result, the holder of a Debenture can elect to require us to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the Debenture. Because our obligations under the Debentures are secured pursuant to the terms of the Security Agreement with the holders of the Debentures, the occurrence of an event of default, which is not cured, permits the Debenture holders (acting in concert) to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the Security Agreement. During fiscal 2006, certain Debenture holders notified us that they were exercising their conversion right, and as a result, Debentures worth an aggregate principal amount of $1,275,000 were converted into 510,000 shares of our common stock. Also during fiscal 2006, certain Debenture holders notified us that they wanted to convert their Debentures into subordinated promissory notes, and as a result, Debentures with an aggregate principal amount of $1,250,000 were converted. Subsequent to September 30, 2006, additional Debenture holders notified us that they wanted to convert their Debentures into the subordinated promissory notes, and as a result, Debentures with an aggregate principal amount of $1,000,000 were also converted.

We entered into a securities purchase agreement, dated as of November 17, 2004, with an institutional investor, under which we agreed to sell, and the institutional investor agreed to purchase, 800 shares of our Series B Preferred Stock and warrants exercisable for a total of 320,000 shares of our common stock for consideration valued at $2,000,000. The warrants when issued will be identical to the warrants issued to the Buyers.

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

The preferences, limitations and relative rights with respect to Series A Preferred Stock and Series B Preferred Stock are summarized below. The preferences, limitations and relative rights of the Series A Preferred Stock and Series B Preferred Stock are contained in their entirety in the Company’s Restated Certificate of Incorporation which is an exhibit to the registration statement.

Series A Preferred Stock

Designation and Amount; Rank. 16,000 shares of our preferred stock have been designated as “Series A Preferred Stock”. The shares of Series A Preferred Stock are divided into Series A-1 and Series A-2. Shares of Series A Preferred Stock have no par value per share, have a face amount of $1,000, and rank senior to common stock and shares of Series B Preferred Stock.

Dividends. Shares of Series A1 Preferred Stock do not bear dividends. Shares of Series A-2 Preferred Stock bear dividends, payable quarterly at the rate of five per cent per annum or $50.00 per share. Such dividends are payable in cash or common stock, as our Board of Directors shall determine.

Conversion. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after January 31, 2006, into a number of shares of common stock determined by dividing the aggregate par value of the shares to be converted by the conversion price, which shall be an amount equal to the lesser of (i) 100% of the average of the closing bid prices for our common stock occurring during the five trading days immediately prior to the date of conversion, and (ii) $.50 per conversion share. The number of shares of our common stock to be issued upon conversion is subject to anti-dilution protection in the event of certain dilutive issuances by the Company. Notwithstanding the foregoing, shares of Series A-1 Preferred Stock can only be converted upon the satisfaction of a number of conditions precedent, including that we have gross revenues in any fiscal year of at least $75,000,000 as disclosed in a periodic report filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The shares of Series A Preferred Stock are also subject to mandatory conversion upon the occurrence of certain events.

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

Mandatory Redemption. The shares of Series A Preferred Stock are redeemable, at the option of the holders, for the greater of (x) 125% of the face value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the face value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if we (i) fail to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement with the holders and such breach continues for a period of five (5) business days after written notice to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the holders of Series A Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B Preferred Stock

Designation and Amount; Rank. 800 shares of our preferred stock have been designated as “Series B Preferred Stock”. Shares of Series B Preferred Stock have no par value per share, have a face amount of $2,500, and rank senior to shares of common stock but junior to shares of Series A Preferred Stock.

Dividends. Shares of Series B Preferred Stock bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per share. Such dividends are payable in cash or common stock, as our Board of Directors shall determine.

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

Voting Rights. The holders of the Series B Preferred Stock have the right to vote, on an as-converted basis, with the holders of our common stock on all matters submitted to a vote of stockholders.

Mandatory Redemption. The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the face value, plus all accrued and unpaid dividends, if we (i) fail to issue shares of our common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) breach, in a material respect, any material term or condition of our Restated Certificate of Incorporation or any other agreement, document, certificate or other instrument delivered in connection with the preferred stock securities purchase agreement under which the shares of Series B Preferred Stock were originally issued and if such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the institutional investor purchasing the Series B Preferred Stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

The Notes, Debentures, Warrants, Series A Preferred shares, Series B Preferred shares (collectively, the “Securities”) were issued in private placement transactions which were not registered under the Securities Act of 1933, as amended (the “Act), and these Securities may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the registration requirements of the Act.

Series B-1 Preferred Stock

Designation and Amount; Rank. During fiscal 2006, we designated 2,300 shares of our preferred stock as “Series B-1 Preferred Stock”. As of September 30, 2006, we sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of our common stock) at an aggregate purchase price of $5,505,506. Shares of Series B Preferred Stock have no par value per share, have a face amount of $2,500, and rank senior to shares of common stock but junior to shares of Series A and Series B Preferred Stock.

Dividends. Shares of Series B-1 Preferred Stock bear dividends, payable quarterly at the rate of eight (8%) per cent per annum or $200.00 per share. Such dividends are payable in cash or in shares of our common stock (at the then current market price), as our Board of Directors shall determine.

Conversion. Each share of Series B-1 Preferred Stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. Provided there is an effective registration statement, the shares of Series B-1 Preferred Stock are automatically converted into shares of our common stock on the date when the market price of our common stock exceeds $5.00 for twenty (20) consecutive trading days.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, but after payment in full of any liquidation preference amounts payable to the holders of Series A and Series B Preferred Stock, an amount per share equal to the sum of $2,000 for each outstanding share of Series B-1 Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

Voting Rights. The holders of the Series B-1 Preferred Stock have no voting rights.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with  the financial statements and notes thereto included elsewhere in this annual report on Form 10-KSB for the fiscal year ended September 30, 2006. Except for the historical information contained herein, the discussion  in this Form 10-KSB contains certain forward looking statements that involve  risks and uncertainties, such as statements of our plans, objectives,  expectations and intentions. The cautionary statements made in this Form 10-KSB  should be read as being applicable to all related forward statements wherever  they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

General

We are engaged in the business of designing, developing, manufacturing and marketing wireless communications semiconductors.

We are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio™. True Software Radio™ is an advanced delta-sigma semiconductor architecture that converts radio frequency, or RF, signals directly into digital data. The technology is designed to dramatically improve the way that wireless signals are received and transmitted by making possible device-to-device communication across otherwise incompatible networks and competing wireless standards (e.g. CDMA, TDMA, GSM, GPRS, G3, Bluetooth, WiFi, WiMAX, WiBro, etc.), creating true convergence for the wireless industry. “Software radio" is an industry term, referring to wireless receivers and transmitters that can be controlled and reconfigured by software commands and that can process radio signals digitally for better performance. To date, we have not generated any revenues from the sale of such microchips or the licensing of rights to the underlying technology. We are currently in the process of seeking to arrange financing to further our efforts to commercialize this technology.

Through our wholly-owned subsidiary, Jinshilin Techno Ltd., or Jinshilin Techno, formed in December 2005 and based in Shanghai, China, we are seeking to provide marketing, sales and technical support for our True Software Radio™ technology in China. On April 21, 2006, Jinshilin Techno acquired Internet television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internal Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes.

We also own a controlling interest in Asanté Networks Inc., based in San Jose, California. Asanté provides Ethernet networking solutions for Apple Computer and the small-to-medium business retail markets, offering the IntraCore® and FriendlyNET® product families, integrating voice, data, and video over wireless and wired networks with unified management and authentication. In fiscal 2006, Asanté Networks’ net sales were lower by $2,272,953, or 44.26%, than in the comparable twelve-month period of fiscal 2005. This was primarily the result of decreases in orders and sales of products into the business retail markets.

Restatement of Previously Issued Financial Statements and Review by the Securities and Exchange Commission

On March 24, 2005, the staff of the Securities and Exchange Commission’s Division of Corporate Finance (the “Staff”) notified us that they had reviewed our registration statement on Form SB-2 filed May 4, 2005, our annual report on Form 10-KSB for the fiscal year ended September 30, 2004 (as amended), our quarterly report on Form 10-QSB for the quarterly period ended December 31, 2004 (as amended), and our reports on Form 8-K during our fiscal year 2004. They provided us with comments and requested our response to their questions and additional information. During the succeeding 18 months, we corresponded with the Staff, and they also reviewed our subsequent filings, including: our Form 8-K filed May 2, 2005 our Amendment No. 1 to the registration statement on Form SB-2, our annual report on Form 10-QSB for the fiscal year ended September 30, 2005, and our quarterly reports on Forms 10-QSB for the periods ended March 31, 2005, June 30, 2005 and December 31, 2005. As a result of our correspondence with the Staff and after consultation with our registered independent accounting firm, Seligson & Giannattasio LLP, and with the concurrence of the audit committee of our Board of Directors, management determined that the recognition and reporting of certain intellectual property and other intangible assets, including goodwill should be restated in our previously issued consolidated financial statements to, among other things, record material impairment charges to certain intellectual property and other intangible assets, as well as to goodwill. Management also concluded that further evaluation of our policies concerning the recognition and reporting of those assets would be required. As part of that evaluation, the Company engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist us in our determination of the appropriate interpretation and application of U.S. generally accepted accounting principles (“US GAAP”) related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. In January 2007, based in part on our discussions with the Staff and with the concurrence of our independent registered accounting firm, we concluded our review of our policies regarding the recognition and reporting of intellectual property and other intangible assets, including goodwill, under US GAAP. With the concurrence of the audit committee of our Board of Directors and as authorized by resolution of our Board of Directors, management determined to make adjustments to:

•	the Company’s audited consolidated financial statements as of September 30, 2005 and 2004, and for each of the fiscal years in the two-year period ended September 30, 2005; and

•
the Company’s unaudited interim consolidated financial statements for each of the quarterly periods in the fiscal years ended September 30, 2005 and 2004, and for each of the first three quarters of the fiscal year ended September 30, 2006.

The accompanying financial statements have been corrected and adjusted as follows:

1)	a consultancy expense of $1,169,429 has been recorded in the quarterly period ended December 31, 2003, that was originally recorded in the quarterly period ended March 31, 2004;

(2)
an adjustment of approximately $1.0 million has been made to the initial valuation of the assets acquired in connection with the acquisition of TCI Nevada. The Company originally recorded this amount as Other Assets under Intellectual Property and Patents in its quarterly report on Form 10-QSB for the period ended March 31, 2004, and subsequently carried it as such on its books;

(3)
all other intellectual property and other intangible assets acquired in connection with the acquisition of TCI Nevada, with an aggregate book value of approximately $7.0 million, have been entirely written off as of September 30, 2005; the Company first recorded this amount as Other Assets under Intellectual Property and Patents on its Quarterly Report on Form 10-QSB for the period ended 3/31/2004 and subsequently carried it as such on its books; and

(4)
goodwill in an incremental amount of $5,663,629 has been written off as of September 30, 2005; such goodwill had been recorded in connection with Company’s acquisition of all of the assets of Asanté Technologies, Inc. in June 2005, and then carried on the Company’s books as Other Assets under Goodwill.

Reasons for the Adjustment and Restatement of Previously Issued Financial Statements

With respect to item (1) above, the Company’s management determined that the consultancy expense should have been recorded in the quarterly period ended December 31, 2003, the period in which the Company agreed to issue shares of its common stock in consideration for the related consulting services, rather than the period in which the shares were issued.

With respect to items (2) and (3), the Company acquired the intellectual property and other intangible assets in question in connection with the acquisition of TCI Nevada. That transaction was accounted for as a “reverse acquisition.” The Company determined that TCI Nevada’s initial capitalization of those assets (in connection with TCI Nevada’s acquisition of such assets in May 2003) was unaffected by the transaction. The assets consist principally of semiconductor circuit “architecture.” Semiconductor “architecture” refers to the structural design of semiconductor material, which determines the electrical conductivity of the semiconductor materials and how the electrical conductivity is controlled. Management has concluded that:

•
The Company should have adjusted the initial valuation, at the time of the completion of the acquisition in February 2004, of the two expired provisional patents, with a book value of $0.9 million, because such provisional patents were part of an ongoing research and development effort at the time of the reverse acquisition.

•
The Company should have adjusted the initial valuation, at the time of the completion of the acquisition in February 2004, of the acquired trademarks, with a book value of approximately $0.1 million, as such trademarks had no significant “brand value” and were unlikely to make a significant direct contribution to future cash flows.

•
The Company should have recorded an impairment charge equal to the full book value of the other intellectual property and intangible assets, approximately $7.0 million, as of September 30, 2005, as a result of the absence of revenue-generating contracts following the Company’s demonstrations of the technology in July 2005 for potential industry partners, from whom it was hoped that funding would be obtained for further research and development projects to produce commercial products utilizing the technology.

With respect to item (4) above, the Company’s consolidated financial statements for fiscal 2005 reflect the recording of an impairment charge of $529,162 with respect to the goodwill recorded in connection with the acquisition of all of the assets of Asanté Technologies, Inc. in June 2005. The Company has determined that it should have recorded an impairment charge equal to the full book value of the goodwill at that time, in the amount of $6,192,791, based on the recognizable trend, as of September 30, 2005, of declining net sales of this business.

Plan of Operations

We plan to design, develop and, using foundry partners, manufacture application specific integrated circuits (ASICs), microchips, chipsets and other electronic components based on our proprietary technology and to license these products to major telecommunications equipment suppliers for integration into their wireless communications products. As a development stage company, we have not yet commercialized our proprietary technology, but we believe we are making good progress in doing so. We are in the process of developing relationships with a number of major wireless communications companies, in order to incorporate our proprietary technology across a broad spectrum of consumer, industrial, and government applications.

We have not earned any revenues to date on our core True Software Radio™ technology. Our strategy is to become a leading provider of wireless communication technology by offering True Software Radio™ ASICs and chipsets to major telecommunications equipment and component suppliers for integration into their wireless communications products.

We intend to continue to seek to establish strategic relationships with both component manufacturers and “total solution” providers. We believe that incorporation of its True Software Radio™ technology will enable prospective industry partners to provide less expensive service along with seamless roaming and global interoperability, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location, mobile multimedia web browsing, including music and video downloads, public safety and homeland security. Elements of our strategy include:

Selling to the Portable Device Market

We anticipate opportunities in the portable device market (defined here as the aggregation of handsets, PDAs, and other niche wireless access devices), which include:

•	sales of True Software Radio™ “engines” (essentially very small wireless “motherboards”) to portable device manufacturers;

•
non-recurring engineering fees for integration services to large manufacturers that want to adopt True Software Radio™ technology into their products and license fees based upon units sold under their own brand names (embedded products); and

•	OEM licensing agreements for physical/data link layer software to handset manufacturers.

We have not entered into definitive agreements of the type referred to above as of the date of this report.

Selling to the Base Station Market

We believe that True Software Radio™ technology will contribute to the obsolescence of conventional wireless technology. The True Software Radio™ transceiver is capable of providing at least three times the capacity of a conventional unit, making the per-channel cost equal to roughly one-third. We anticipate revenue generation from the base station market primarily from four sources:

•	base station transceiver hardware sales;

•	licensing of base station software for physical and data link layer processing to infrastructure makers;

•	strategic partnerships for international deployment of base station systems;

•	non-recurring engineering (NRE) fees for the development of custom interfaces to our physical/data link layer software to government agencies and to their contractors.

We have not entered into definitive agreements of the type referred to above as of the date of this report.

Public Safety

Our True Software Radio™ technology can provide seamless communications between various local public safety and other government agencies that otherwise may not be able to “talk” to one another during an emergency. We are actively seeking strategic partnerships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security. We have not entered into definitive agreements for any such strategic partnerships as of the date of this report.

Accelerating Growth through Partnering and Acquisition

Because the highly competitive wireless communication technology marketplace is changing rapidly, the Company wishes to broaden and build depth in our planned product/service lines as quickly as possible. We also recognize the need to achieve critical mass with a global presence in order to establish a leadership position in the market. To that end, our strategic initiatives include:

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

We also recognize that consummating strategic acquisitions can help expand our geographic presence, and obtain specialized management and technical talent. To this end, we will consider acquiring companies that will help enable us to accelerate growth, accelerate technical development and commercialization of True Software Radio™, add complementary product and service lines, diversify us into new markets, expand our geographic presence, acquire capable management, gain new technical capabilities, and/or gain a larger share of the existing market.

We have no agreement or understanding to acquire any company, as of the date of this report.

To date, we have expended substantial amounts to commercialize our products through research and development and have received patents and are in the process of applying for additional patents for our products. We expect these expenditures for research and development to continue for the indefinite future as we seek to commercialize, improve and adapt our products.

Results of Operations

Revenues

Net sales for the year ended September 30, 2006 were $2,908,924, an increase of $1,910,663 as compared to $898,261 of net sales for the year ended September 30, 2005. Sales were generated by our wholly owned subsidiary, Asanté Networks, subsequent to the acquisition on June 2, 2005. The increase is attributable to owning Asanté Networks the entire fiscal year. However, Asanté Networks’ net sales for fiscal 2006 were lower by $2,272,953, or 44.26%, than in the previous twelve-month period. This was primarily the result of decreases in orders and sales of products into the business retail markets, caused in part by obsolescence of the subsidiary’s products. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and causing the delay of product deliveries from vendors.

Cost of   Sales and Gross Profit

Cost of sales for the year ended September 30, 2005, was $1,976,537. Cost of sales for the year ended September 30, 2005 was $858,284, an increase of $1,118,253 and a direct result of the additional sales generated by Asanté Networks in fiscal year 2006. Gross profit for the same period was $832,387 as compared to $39,977 for the fiscal year ended September 30, 2005, an increase of $792,410. Our gross profit as a percentage of net sales was 29.63% as compared to 4.5% for the year ended September 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $ 15,239,939, an increase of $ 6,636,356 over the fiscal year ended September 30, 2005, in which we incurred $8,603,583 of such expenses. This increase is a direct result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees and expenses incurred by Asanté Networks for a complete fiscal year.

Off Balance Sheet Arrangements

During the year ended September 30, 2006 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Capital Resources

Since November 2003, we have financed our operations primarily through private sales of securities. In November and December 2003, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $333,675, in consideration for our issuance of promissory notes. These notes carried an interest rate of between 8% and 11% per annum, with all interest and principal due in April 2004. These notes have been converted into 767,709 shares of our common stock.

In January and February 2004, the Company entered into various unsecured convertible note agreements with private investors for the receipt of an aggregate of $905,000 in consideration for our issuance of promissory notes. These notes carried an interest rate of 10% per annum payable quarterly in cash or stock, with all interest and principal due on January 31, 2005. In November 2004, the Company entered into a convertible note agreement with a private investor for the receipt of $200,000. This note, along with those issued in January and February 2004 were converted into an aggregate of 694,571 shares of Common Stock.

On November 17, 2004 we entered into a securities purchase agreement (the “Purchase Agreement”), a registration rights agreement (the “Registration Rights Agreement”), and a security agreement (the “Security Agreement”) with certain institutional investors (the “Buyers”). Under the Purchase Agreement, we agreed to sell, and the Buyers agreed to purchase, 7% secured convertible debentures (the “Debentures”) in the aggregate principal amount of $3,775,000 and warrants exercisable for a total of 608,000 shares of our common Stock, one half of such warrants are exercisable at $3.50 per share and one half of such warrants are exercisable at $4.00 per share. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses.

The 7% secured convertible debentures were due and payable on November 17, 2006, and are convertible into shares of our common stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the 7% secured convertible debentures is due quarterly on the last day of each calendar quarter and may, at our discretion, be paid in cash or shares of our common stock assuming certain conditions are satisfied (including, that the shares of our common stock issuable upon conversion of the 7% secured convertible debentures have been registered for resale to the public with the Securities and Exchange Commission. In addition, the Company may require the conversion of the 7% secured convertible debentures into shares of our common stock if certain conditions are satisfied, including without limitation, that the average trading price of our common stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company is required to redeem one-twelfth of the original principal amount of the 7% secured convertible debentures.

We are in default under the terms of our outstanding of our 7% secured convertible debentures, because (i) our registration statement, required under the registration rights agreement associated with the debentures, has not yet been declared effective and (ii) the debentures matured and came due on November 18, 2007, and as of the date of this report, we have not paid the principal and interest due. Therefore, the holder of a debenture can elect to require us to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the debenture. Because our obligations under the debentures are secured pursuant to the terms of a separate security agreement with the holders of the debentures, the occurrence of an event of default, which is not cured, permits the debenture holders (acting in concert) to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the security agreement associated with the debentures. During fiscal 2006, certain Debenture holders notified us that they were exercising their conversion right, and as a result, Debentures worth an aggregate principal amount of $1,275,000 were converted into 510,000 shares of our common stock. Also during fiscal 2006, certain Debenture holders notified us that they wanted to convert their Debentures into subordinated promissory notes, and as a result, Debentures with an aggregate principal amount of $1,250,000 were converted. Subsequent to September 30, 2006, additional Debenture holders notified us that they wanted to convert their Debentures into the subordinated promissory notes, and as a result, Debentures with an aggregate principal amount of $1,000,000 were also converted.

We entered into a securities purchase agreement also dated as of November 17, 2004, with an institutional investor, pursuant to which we agreed to sell, and the institutional investor agreed to purchase, 800 shares of Series B Preferred Stock of the Company and warrants exercisable for a total of 800,000 shares of our common stock in exchange for freely tradeable securities with a market value of approximately $2,000,000. The Warrants are identical to the Warrants issued to the Buyers.

In December 2004, the Company entered into a lease agreement with a third party for its Van Nuys engineering offices. The lease is for a three-year period commencing March 1, 2005. The lease obligates the Company to make monthly lease payments of $13,543 and provides for annual rent increases and other expense obligations of the Company. Prior to March 1, 2005, the Company was occupying office space on a month-to-month bases for $1,204 per month.

In August 2005, our subsidiary Techno (Hong Kong) Limited entered into a lease of approximately 846 square feet of office space in Hong Kong at a monthly rent of US $1,600. This lease is held pursuant to a three year lease that commenced August 1, 2005 and expires on August 1, 2008.

In November 2006, Asanté Networks entered into a lease of approximately 7,000 square feet of office space in San Jose, California, at a monthly rent of $7,591.23. This lease is for twenty five (25) months and commenced on November 1, 2006, expiring on December 1, 2008.

In November 2005, we negotiated a private placement of convertible preferred stock. Under the negotiated terms, we have offered up to 2,300 shares of Series B-1 Preferred Stock ("Series B-1 Preferred"), convertible into 2,300,000 shares of our common stock, at a purchase price of $2,500 per share for a total of $5,750,000.  The Series B-1 Preferred has a dividend rate of 5% per annum, payable quarterly, either by cash or through the issuance of common stock at the option of our Board of Directors. As part of this transaction, we will also issue five-year warrants to purchase up to 920,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share. As of September 30, 2006, the Company sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of common stock) at an aggregate purchase price of $5,505,506.

  Effective May 30, 2006, we entered into a series of note purchase agreements with a number of investors, some of whom had previously invested in the Company. To secure the Company's obligations under these agreements, we granted a security interest in all of our assets (including, without limitation, our intellectual property) in favor of the investors, subordinated to our existing 7% secured convertible debentures and certain A/R facilities. The security interest terminates upon payment or satisfaction of all of our obligations under the agreements. Under the agreements, we issued to the investors our secured subordinated promissory notes in the principal amount of $8,359,520. The secured subordinated promissory notes carry an 8% annual rate of interest on the principal amount of the loan. These notes will mature on the date that is the earlier of (i) one year from the date of issuance of each secured subordinated promissory note, (ii) the date on which we consummate the closing of our next equity financing or series of equity financings which in the aggregate total is no less than $7,000,000 or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. We may, at our option, prepay any of the secured subordinated promissory notes in whole or in part without penalty. The holders may declare the notes immediately due and payable upon the occurrence of any of the following events of default: (i) our failure to pay the principal when due, (ii) our material breach of any of the covenants or conditions made in the note purchase agreement or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days. As part of the consideration for the sale of these notes, we issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each Note purchaser to receive a pro rata share of the warrant pool of warrants. The amount of warrants issued was 8,359,520.

During October, 2005 and April, 2006 the Company issued promissory notes of $950,000 that matured two months after date of issue and now are due upon demand. These promissory notes bear interest at a rate of 8% per annum. There is no penalty for prepayment. There is a finder’s fee of 10% of proceeds. As part of the consideration for the sale of the promissory notes, we issued 5-year warrants to purchase shares of our common stock at an exercise price of $3.00, with each note purchaser receiving a pro rata share of the warrant pool. 469,000 shares of our common stock are issuable under these warrants.

In July 2006 our subsidiary, China Jinshilin Techno Company, Ltd, entered into a lease for approximately 4309 square feet of office space in Shanghai, China at a monthly rent of US $3,729 pursuant to a two year lease that commenced in July 2006.

In August 2006 we entered into a lease for 3,200 square feet of office space located at 14945 Ventura Blvd, Suite 300, Sherman Oaks, California. This space is held pursuant to a one year and four and one half (4.5) months lease that commenced on August 1, 2006, and provides for monthly rental payments of $8,750.00.

In August 2006 we entered into a lease for 1,202 square feet of office space located at 2182 DuPont Dr. Suites #13 & 15, Irvine, California. This space is held pursuant to a month to month term commenced on August 1, 2006, and ending upon thirty days (30) days written notice to terminate said lease. This office provides for monthly rental payments of $2,283.80.

We anticipate incurring capital expenditures of approximately $1,000,000 during the current fiscal year ending September 30, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $48,830,529, negative working capital of $8,329,426 and a negative cash flow from operations of $11,453,733, which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will be significant throughout our current fiscal year, as we continue our research and development efforts, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products

We believe that our current cash and cash equivalents on hand, should be sufficient to fund our operations for at least the next two months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
TechnoConcepts, Inc.
Van Nuys, CA

We have audited the accompanying balance sheet of TechnoConcepts, Inc. and subsidiaries as of September 30, 2006, the related statements of operations, changes in shareholders’ deficit and cash flows for the periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechnoConcepts, Inc. and subsidiaries as of September 30, 2006, and the result of its operations and its cash flows for the periods ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, NY
January 16, 2007

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheet

September 30, 2006
ASSETS
Current assets:
Cash	$932,690
Accounts receivable, net of allowance for doubtful
accounts of $60,632	197,863
Inventory, net of reserves of $444,000	244,114
Prepaid expenses	180,883

Total current assets	1,555,550

Fixed assets, net	979,868

Other assets:
Deposits	104,439
Debt issuance costs, net	9,226

Total assets	$2,649,083

See accompanying notes to consolidated financial statements

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheet

September 30,
2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable,
net of unamortized debt issuance costs of $68,899	$1,181,101
Notes Payable,
net of unamortized debt issuance costs of $5,791,763	2,567,757
Notes Payable
Net of unamortized debt issuance costs of $476,152	473,848
Capital Leases payable	13,667
Accounts payable	2,956,876
Accrued expenses payable	1,975,902
Due to related parties	715,825

Total current liabilities	9,884,976

Minority interest	614,122

Shareholders' deficit:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16
Series B Preferred, no par value, 3,100 authorized, 3,003
issued and outstanding,	7,505,506
Common stock, no par value, 100,000,000
shares authorized 28,376,734 shares
issued and outstanding	28,377
Additional paid in capital	33,446,615
Accumulated deficit	(48,830,529)
Total shareholder' deficit	(7,850,015)

Total liabilities and shareholders' deficit	$2,649,083

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2006	2005
Revenues:
Net Sales	$2,808,924	$898,261

Cost of goods sold	1,976,537	858,284

Gross Profit	832,387	39,977

Operating Expenses:

General and administrative	15,239,939	8,603,583

Loss before other income (expense) and income taxes	(14,407,552)	(8,563,606)

Other income (expense):
Interest expense, net	(7,086,904)	(2,164,142)
Impairment of goodwill	--	(6,192,791)
Impairment of intellectual property	--	(6,990,000)

Minority interest	135,878	--

Loss before income taxes	(21,358,578)	(23,910,539)

Income taxes	800	1,600

Net loss	(21,359,378)	(23,912,139)

Dividends on preferred stock	517,525	100,000

Net loss available to common shareholders	$(21,876,903)	$(24,012,139)

Weighted shares outstanding:
Basic	27,527,784	26,378,677
Diluted	27,527,784	26,378,677

Loss per share available to common shareholder:
Basic	$(.79)	$(.91)
Diluted	$(.79)	$(.91)

See accompanying notes to consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Stockholders’ Deficit

	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit
Balances, September 30, 2004	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Prior period adjustments
Adjustment to purchase price
of assets of TechnoConcepts
(CA)	—	—	—	—	(1,010,000)	—	—
Adjustment of valuation of
shares issued for consulting
fees	—	—	—	—	700,556	—	(700,556)
Adjusted balance September
30, 2004	32,000	32	24,852,671	24,852	8,739,540	(4,008)	(2,941,487)
Collection of subscription
receivable	—	—	—	—	—	4,008	—
Beneficial conversion
feature from the issuance
of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:

Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of
debentures	—	—	771,480	771	1,232,854	—	—

Consulting services	—	—	229,713	230	909,483	—	—

Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for
services rendered	—	—	—	—	971,005	—	—
Retirement of preferred
shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred
Stock	—	—	—	—	—	—	(100,000)

Net loss	—	—	—	—	—	—	(23,912,139)
Balances, September 30,
2005	16,800	$2,000,016	27,015,034	$27,015	$20,180,936	$—	$(26,953,626)
Issuance of warrants for
services rendered	—	—	—	—	8,999,515	—	—
Conversion of debentures	—	—	518,108	518	1,293,572	—	—

Preferred shares issued	2,203	5,505,506	—	—	—	—	—
Shares issued for
consulting services	—	—	825,092	825	1,519,050	—	—
Shares issued for employee
Bonuses	—	—	15,500	16	38,269	—	—
Shares issued for stock
option exercise	—	—	3,000	3	1,497	—	—

Cost of stock options	—	—	—	—	1,413,776	—	—

Dividends	—	—	—	—	—	—	(517,525)

Net Loss	—	—	—	—	—	—	(21,359,378)
Balances, September 30,
2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	—	$(48,830,529)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	September 30, 2006	September 30, 2005

Cash flows from operating activities:

Net loss	$(21,359,378)	$(23,912,139)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation	131,736	50,097
Amortization of debt costs	4,776,910	1,740,618
Shares issued for services	1,519,050	1,880,718
Stock option expense	1,413,775	--
Impairment of goodwill	--	6,192,791
Impairment of intellectual property	--	6,990,000
Minority interest	614,122	--
Shares issued for bonus	38,268	--
Changes in operating assets and liabilities:
Accounts receivable	120,339	419,773
Inventory	255,429	403,009
Other assets	120,652	(375,725)
Accounts payable	793,038	97,456
Accrued expenses	122,326	728,258

Net cash flows from operating activities	(11,453,733)	(5,785,144)

Cash flows from investing activities:
Net Borrowings from related parties	452,127	(152,451)
Acquisition of fixed assets	(728,079)	(348,663)

Net cash flows from investing activities	(275,952)	(501,114)

Cash flows from financing activities:
Proceeds from notes payable	7,310,365	4,525,000
Debt acquisition costs	--	(445,800)
Proceeds from preferred shares	5,505,503	2,000,000
Net borrowings from bank	(331,639)	331,639
Repayment of long-term debt	(14,023)	(4,478)
Stock subscription received	--	4,008
Stock options exercised	1,500	--

Net cash flows from financing activities	12,471,706	6,410,369

Net change in cash and cash equivalents	742,021	124,111
Cash and cash equivalents, beginning of period	190,669	66,558

Cash and cash equivalents, end of period	$932,690	$190,669

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$800	$800

Non-cash investing and financing activities

Shares issued for conversion of debt	518,108	1,233,625

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the business - TechnoConcepts, Inc. (the “Company”) is in the business of designing, developing, manufacturing, and marketing wireless communications semiconductors. The Company has begun manufacturing wireless transmitter and receiver microchips, based on its proprietary technology, and produced its first engineering run in August 2006. The proprietary technology, which the Company calls True Software Radio™, is designed to dramatically improve the way that wireless signals are received and transmitted, by making possible device-to-device communication across otherwise incompatible networks and competing wireless standards (e.g. CDMA, TDMA, GSM, GPRS, G3, Bluetooth, WiFi, WiMAX, WiBro, etc.), creating true convergence for the wireless industry. The Company was incorporated under the laws of the State of Nevada in May, 2003.

In April 2005, Asante Acquisition Corp. (“Acquisition Corp.”) was formed in the State of California as a wholly owned subsidiary of the Company. Acquisition Corp. was formed primarily to acquire the assets of Asante Technology Corp. The Acquisition Corp. maintains a 52-53 week fiscal year ending on the Saturday closest to September 30. On October 17, 2005, Asante Acquisition Corp. completed a reorganization with RegalTech Inc. (“RegalTech”), a publicly traded Delaware corporation. The Reorganization provided for the merger of Acquisition Corp. and RegalTech, pursuant to the companies’ Agreement and Plan of Reorganization dated August 31, 2005. RegalTech's name was subsequently changed to Asanté Networks Inc.

In May 2005, Technoconcepts (Hong Kong) Ltd. (“Techno HK”) was formed in the Republic of China as a wholly owned subsidiary. The Company plans to perform production design and application-specific engineering and to provide product support in Asia for the Company’s semiconductor products at this subsidiary.

In December 2005, the Company formed Jinshilin Techno Ltd. ("Jinshilin Techno") as its wholly owned subsidiary based in Shanghai, China. The Company organized Jinshilin Techno to provide marketing, sales and technical support for True Software Radio(TM) technology in China. On April 21, 2006, Jinshilin Techno acquired IPTV Set Top Box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. ("Jinshilin"). Jinshilin Techno develops new technology for Internet Television (IPTV), Stream Media Protocol Processing, and Broadcasting Software for IPTV-STB, IPTV-STB providing On-Line Family Real Time Payment Service. Jinshilin Techno expects future generation set-top boxes to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances, by integrating True Software Radio(TM) into Jinshilin's IPTV-STB. In July 2006, the Company received final approval from the People’s Republic of China for the subsidiary.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Basis for Presentation- The consolidated financial statements include the accounts of the Company and its subsidiaries, Asante Acquisition Corp., Jinshilin Techno and Techno HK. All material intercompany transactions have been eliminated in consolidation.

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

Fixed Assets- The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line basis over the expected useful life of the asset as follows:

Leasehold improvements	Remaining lease term or useful life
Software	3 years
Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years

Fixed assets at September 30, 2006 are comprised as follows:

Furniture and fixtures	$271,469
Computer and office equipment	2,412,401
Computer Software	673,887
Leasehold improvements	248,228
3,605,985
Accumulated depreciation	2,626,117
$979,868

Computer and office equipment under capital leases totaled $41,532.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Prepaid expenses- The Company records as prepaid expenses amounts for which the Company has been required to pay for prior to when the related cost has been incurred.  The Company amortizes the related cost over the period the related product or service is incurred or the term of the related contract or agreement.

Prepaid expenses consist of the following at September 30, 2006

Licenses	$66,007
Consulting fees	53,789
Equipment rental	35,822
Inventory	13,237
Insurance	6,096
Other	5,932
$180,883

Inventory- Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company’s taking title to the inventory. Appropriate adjustments of the inventory values are provided for slow moving and discontinued products based upon future expected sales and committed inventory purchases. Components of inventories at September 30, 2006 are as follows:

Raw materials	$94,755
Finished goods	593,359
688,114
Less: reserve for obsolescence	(444,000)
$244,114

Bad debts - The carrying amount of the Company’s trade accounts receivable approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the valuation allowances are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

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

Accrued Expense

Accrued expenses consist of the following at September 30, 2006:

Loan Fees	$285,000
Director Fees	50,000
Interest	801,557
Dividends	617,525
Commissions	94,108
Vacation Pay	10,314
Warranty	73,688
Taxes	18,966
Other	24,744

Total	$1,975,902

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Accounts receivable are typically unsecured and are derived from worldwide distributor and customer revenues. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company had balances in excess of insured limits totaling $400,878.

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

Loss per share - Earnings (loss) per share for the years ended September 30, 2006 and 2005 was computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, “Earnings Per Share”. The Company had a net loss for the years ended September 30, 2006 and 2005 and, accordingly, potential dilutive common shares are excluded from this computation for each such year as the effect would be anti-dilutive. The total potential dilutive common shares excluded from this computation totaled 18,776,020 and 4,045,620 in the fiscal years ended September 30, 2006 and 2005, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:

	Year Ended September 30,	Year Ended September 30,
	2006	2005
Basic weighted average shares outstanding	27,527,784	26,378,677
Dilutive effect of stock options	--	--
Dilutive effect of warrants	--	--
Diluted weighted average shares outstanding	27,527,784	26,378,677

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Until January 1, 2006, the Company accounted for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As the Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. For periods subsequent to January 1, 2006, the Company is required to report the fair value of each option grant as a component of operating expense.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended September 30, 2006 and 2005: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Stock Based Compensation-The pro forma net loss and loss per share consists of the following:

	Year ended September 30,	Year ended September 30,
	2006	2005

Net loss available to common shareholders’ as restated	$(21,876,903)	$(24,012,139)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	(325,135)	(1,166,173)
Proforma net loss available to common shareholders’	$(22,202,038)	$(25,178,312)
Proforma diluted loss per share available to common shareholders’	$(.81)	$(.95)

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FASB No. 155”). FASB No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

FASB No. 155:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of FASB No. 155 may also be applied upon adoption of FASB No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of FASB No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of FASB No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not believe there will be any effect on the financial statements upon adopting FASB No. 155.

Recently Issued Accounting Pronouncements (continued)

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“FASB No. 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe FASB No. 158 will have any material effect on its financial statements.

NOTE 2 RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued consolidated balance sheets, statements of operations, statements of stockholders’ equity (deficit) and cash flows for the fiscal years ended September 30, 2005 and 2004 have been restated to correct for certain accounting errors in the following areas:

Intellectual Property - Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA). The Company had previously capitalized these costs as intangible assets. Following the receipt of, and responses to, a series of comment letters from the staff of the SEC’s Division of Corporate Finance, the Company has determined that certain expired provisional patents and trademarks included in these assets totaling $1,010,000 should have been recorded as an adjustment to the purchase price at the time of acquisition. The remaining portion of the assets, comprised primarily of chipsets based on patented technology totaling $6,990,000, has been expensed as of September 30, 2005 as a result of the inability to obtain definitive revenue-producing contracts based on the technology.

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

The Company performed the annual tests at September 30, 2005, and determined there to be an impairment of the goodwill recorded in connection with the acquisition of all of the assets of Asante Technologies, Inc in June 2005, totaling $529,162. Following the receipt of, and response to, a series of comment letters from the staff of the SEC’s Division of Corporate Finance, the Company has determined that it could have recognized the declining trend in revenues when performing its annual impairment test at September 30, 2005. The Company has therefore determined that the entire amount of the goodwill should have been impaired at that time.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 2 Restatement and reclassification of previously issued financial statements (continued)

Consulting expenses- The Company had previously reported consulting expense paid through the issuance of stock, totaling approximately $468,000, during the quarter ended March 31, 2004.  In response to comment letters from the SEC, the company determined that the services should have been valued at $1,169,429 and reported in the quarterly period ended December 31, 2003.

Restatement Impact on Consolidated Statement of Operations
For the years ended September 30, 2005 and the nine months ended September 30, 2004

	2005		2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenues	$898,261	$898,261	$0	$0

Cost of Sales	858,284	858,284	0	0

Gross Profit	39,977	39,977	0	0

Operating expenses:
General and administrative expenses	8,603,583	8,603,583	880,812	411,939

Loss before other income(expense)
and income taxes	(8,563,606)	(8,563,606)	(880,812)	(411,939)

Other income (expense)
Interest expense	(2,164,142)	(2,164,142)	(252,162)	(252,162)
Impairment of Goodwill	(529,162)	(6,192,791)	0	0
Impairment of intellectual property	0	(6,990,000)	0	0

Loss before income taxes	(11,256,910)	(23,910,539)	(1,132,974)	(664,101)

Income taxes	1,600	1,600	0	0

Net loss	(11,258,510)	(23,912,139)	(1,132,974)	(664,101)

Dividends on preferred stock	100,000	100,000	0	0

Net loss available to common
shareholders	($11,358,510)	($24,012,139)	($1,132,974)	($664,101)

Basic and diluted shares outstanding	26,378,677	26,378,677	19,424,421	19,424,421

Basic and diluted loss per share
available to common shareholder	(0.43)	(0.91)	(0.06)	(0.03)

Restatement Impact on Consolidated Balance Sheet
As of September 30, 2005 and 2004

	2005		2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Assets

Current Assets
Cash	$190,669	$190,669	$66,558	$66,558
Accounts receivable	318,202	318,202	0	0
Inventory	499,543	499,543	0	0
Prepaid expenses	328,723	328,723	727	727

Total current assets	1,337,137	1,337,137	67,285	67,285

Fixed Assets	383,525	383,525	28,743	28,743

Other assets:
Intellectual property	8,000,000	0	8,000,000	6,990,000
Goodwill	5,663,629	0	0	0
Deposits	77,251	77,251	0	0
Debt issue costs	250,762	250,762	82,875	82,875

Total assets	$15,712,304	$2,048,675	$8,178,903	$7,168,903

Liabilities and Shareholders’ Deficit

Current Liabilities
Line of Credit	$331,639	$331,639	$0	$0
Note Payable	750,000	750,000	921,985	921,985
Current portion of capital leases	10,567	10,567	0	0
Accounts payable	2,163,838	2,163,838	9,000	9,000
Accrued expenses	1,076,336	1,076,336	258,989	258,989
Customer deposits	278,806	278,806	0	0
Due to related parties	263,698	263,698	160,000	160,000

Total current liabilities	4,874,884	4,874,884	1,349,974	1,349,974

Capital leases payable less current maturities	17,123	17,123	0	0
Convertible note payable	1,902,327	1,902,327	0	0

Total liabilities	6,794,334	6,794,334	1,349,974	1,349,974

Shareholders’ Deficit

Series A Preferred stock	16	16	32	32
Series B Preferred stock	2,000,000	2,000,000	0	0
Common stock	27,015	27,015	24,852	24,852
Additional paid in capital	20,490,380	20,490,380	9,048,984	8,739,540
Subscriptions receivable	0	0	(4,008)	(4,008)
Accumulated deficit	(13,599,441)	(27,263,070)	(2,240,931)	(2,941,487)

Total stockholders’ deficit	8,917,970	(4,745,659)	6,828,929	5,818,929

Total liabilities and shareholders’ deficit	$15,712,304	$2,048,675	$8,178,903	$7,168,903

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 2 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Cash Flows

As a result of the restatements, there would be no changes to the net cash flows from operating activities, investing activities or financing activities in the statements of cash flows for the year ended September 30, 2005 and the nine month period ended September 30, 2004.

Restatement Impact on Retained Deficit

As a result of the restatements, the retained deficit increased to $2,941,487 at September 30, 2004 and $26,953,626 at September 30, 2005.

Quarterly Financial Data (Unaudited)

The following financial data presents the effect of the restatements on the statement of operations for those periods affected by the restatements:

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 2 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Consolidated Statement of Operations
For the three months ended December 31, 2003 and March 31, 2004

	December 31, 2003		March 31, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenues	$0	$0	$0	$0

Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Operating expenses:
General and administrative expenses	941,354	2,110,783	1,423,368	959,020

Loss before other income(expense)
and income taxes	(941,354)	(2,110,783)	(1,423,368)	(959,020)

Other income (expense)
Interest expense	(743)	(743)	(1)	(1)
Impairment of Goodwill	0	0	0	0
Impairment of intellectual property	0	0	0	0

Loss before income taxes	(942,097)	(2,111,526)	(1,423,369)	(959,021)

Income taxes	0	0	0	0

Net loss	(942,097)	(2,111,526)	(1,423,369)	(959,021)

Dividends on preferred stock	0	0	0	0

Net loss available to common
shareholders	($942,097)	($2,111,526)	($1,423,369)	($959,021)

Basic and diluted shares outstanding	7,930,320	7,930,320	7,930,320	7,930,320

Basic and diluted loss per share
available to common shareholder	(0.12)	(0.27)	(0.18)	(0.12)

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 3 PREFERRED STOCK

Series A Preferred Stock

The Company has designated 16,000 shares of the preferred stock as “Series A Preferred Stock”. The shares of Series A Preferred Stock are divided into Series A-1 and Series A-2. Shares of Series A Preferred Stock have no par value per share, a face value of $1,000 per share and rank senior to common stock and shares of Series B Preferred Stock.

Shares of Series A-1 Preferred Stock do not bear dividends. Shares of Series A-2 Preferred Stock bear dividends, payable quarterly at the rate of five percent per annum of $50.00 per share. Such dividends are payable in cash or common stock, as the Board of Directors shall determine.

Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after January 31, 2006, into a number of shares of common stock determined by dividing the face value of the shares to be converted by the conversion price, which shall be an amount equal to the lesser of (i) 100% of the average of the closing bid prices for our common stock occurring during the five trading days immediately prior to the date of conversion, and (ii) $0.50 per conversion share. The number of shares of our common stock to be issued upon conversion is subject to anti-dilution protection in the event of certain dilutive issuances by the Company. Notwithstanding the foregoing, shares of Series A-1 Preferred Stock can only be converted upon the satisfaction of a number of conditions precedent, including that we have gross revenues in any fiscal year of at least $75,000,000 as disclosed in a periodic report filing with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The shares of Series A Preferred Stock are also subject to mandatory conversion upon the occurrence of certain events.

 In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock and Series B and Series B-1 Preferred Stock by reason of their ownership thereof, an amount per share equal to the sum of $1,000 for each outstanding share of Series A Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 3- Preferred Stock (continued)

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

Series B Preferred Stock

The Company has designated 800 shares of the preferred stock as "Series B Preferred Stock". Shares of Series B Preferred Stock have no par value per share, have a face value of $2,500 per share and rank senior to common stock and B-1 Preferred Stock but junior to shares of Series A Preferred Stock.

Shares of Series B Preferred Stock will bear dividends, payable quarterly at the rate of ten per cent per annum or $250.00 per preferred share. Such dividends shall be payable in cash or common stock, as the Board of Directors shall determine. At September 30, 2006, $300,000 has been accrued for dividends which have not been declared and paid.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 3- Preferred Stock (continued)

The holders of the Series B Preferred Stock have the right to vote on an as-converted basis, with the holders of common stock on all matters submitted to a vote of stockholders.

The shares of Series B Preferred Stock are redeemable, at the option of the holders, for 125% of the face value, plus all accrued and unpaid dividends, if the Company (i) fails to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) Business Days;  (ii) breaches, in  a material respect, any material term or condition of the Company’s Certificate of Incorporation or any other agreement, document, certificate or other  instrument delivered in connection with the transactions contemplated by the preferred stock securities purchase agreement under which the Series B Preferred Stock was issued and such breach continues for a period of five (5) business days after written notice thereof to the Company; or (iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered to the investors in such shares prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by the Company  or a failure by the Company to take action.

2,300 shares have been designated as “Series B-1 Preferred Stock”. Shares of Series B Preferred Stock have no par value per share, have a face amount of $2,500 per share, and rank senior to shares of common stock but junior to shares of Series A and Series B Preferred Stock.

Shares of Series B-1 Preferred Stock bear dividends, payable quarterly at the rate of eight (8%) per cent per annum or $200.00 per share. Such dividends are payable in cash or common stock (at the then current market price), as the Board of Directors shall determine. Each share of Series B-1 Preferred Stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. Provided there is an effective registration statement, the shares of Series B-1 Preferred Stock are automatically converted into shares of our common stock on the date when the market price of our common stock exceeds $5.00 for twenty (20) consecutive trading days. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, but after payment in full of any liquidation preference amounts payable to the holders of Series A and Series B Preferred Stock, an amount per share equal to the sum of $2,000 for each outstanding share of Series B-1 Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

The holders of the Series B-1 Preferred Stock have no voting rights.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 3- Preferred Stock (continued)

As of September 30, 2006, the Company sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

As of September 30, 2006, $617,525 has been accrued for dividends which have not been declared and paid.

NOTE 4 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $48,830,529, negative working capital of $8,329,426 and a negative cash flow from operations of $11,453,733, which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will be significant throughout our fiscal year 2007, as we continue our research and development efforts, and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products

We believe that our current cash and cash equivalents on hand should be sufficient to fund our operations for at least the next 2 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 5- Convertible Debentures (continued)

The Debentures were due and payable on November 17, 2006 and are convertible into shares of our common stock at $2.50 per share, subject to certain customary anti-dilution adjustments. Interest on the Debentures is due quarterly on the last day of each calendar quarter and may, at the Company’s discretion, be paid in cash or shares of our common stock assuming certain conditions are satisfied (including, that the shares of common stock issuable upon conversion of the Debentures have been registered for resale to the public with the Securities and Exchange Commission). In addition, the Company may require the conversion of the Debentures into shares of our common stock if certain conditions are satisfied, including without limitation, that the average trading price of our common stock exceeds $7.00 per share for not less than 22 consecutive trading days. On the first day of each month commencing on December 1, 2005, the Company were required to redeem one-twelfth of the original principal amount of the Debentures. Pursuant to the terms of the Debentures, any interest amount unpaid bears interest at the rate of 18% per annum until paid. The Debentures provide for various events of default that entitle the holders of the Debentures to require the Company to immediately repay an amount equal to at least 130% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest thereon, in cash. During the pendancy of any default, the interest rate under the Debentures is increase to 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law. Because the Company’s obligations under the Debentures are secured pursuant to the terms of a separate Security Agreement with the holders of the Debentures (the “Secured Parties”), the occurrence of an event of default which is not cured permits the Secured Parties (acting in concert) the right to take possession of all of the assets of the Company, to operate the business of the Company and to exercise certain other rights provided in the Security Agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants by no later than January 20, 2005. The Company filed the required registration statement on May 3, 2005. As a result, the Registration Rights Agreement provides that the Company is obligated to pay a penalty equal to 1% of the aggregate purchase price paid by each purchaser for the Debentures on January 20, 2005 and an additional 1% on the 20th of each month thereafter until (and including) April 20, 2005. Any unpaid amount bears interest at a rate of 18% per annum. The Company also agreed to use its best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible, but not later than 135 days following the Closing Date. On July 15, 2005, the Debentures were amended to extend the period for the registration statement to be declared effective from 135 days to 300 days. As of the date hereof, the registration statement had not yet been declared effective by the SEC. Failure to have the registration statement declared effective, resulted in an event of default under the Debentures, effective September 13, 2005, which has not been cured, as of the date hereof. Certain liabilities have therefore been incurred by the Company for failing to have the registration statement declared effective, in a timely manner. The Registration Rights Agreement also provides indemnification and contribution remedies to the Buyers in connection with the resale of shares pursuant to such registration statement.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 5- Convertible Debentures (continued)

The Debentures matured and came due on November 17, 2007, and we have failed to pay the principal amount as of the date of this report. As a result, the holder of a Debenture can elect to require us to pay a mandatory prepayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under the Debenture. Because our obligations under the Debentures are secured pursuant to the terms of the Security Agreement with the holders of the Debentures, the occurrence of an event of default, which is not cured, permits the Debenture holders (acting in concert) to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the Security Agreement.

In connection with the Company’s sale of the Debentures, Warrants and the Series B Preferred Shares, the Company paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,550 and also issued warrants exercisable for 120,800 shares at $2.50 per share, 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

In issuing the securities under the terms of the Purchase Agreement, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the securities (other than those issued pursuant to the Exchange) were sold to a limited number of sophisticated accredited investors, (b) the securities were sold without any general solicitation or public advertising, (c) the Buyers provided the Company with representations customary for a private placement of securities, and (d) the securities delivered to the Buyers bare restrictive legends.

During fiscal 2006, certain Debenture holders notified the Company that they were exercising their conversion right and as a result, Debentures worth an aggregate principal amount of $1,275,000 were converted into 510,000 shares.

Also during fiscal 2006, certain Debenture holders notified the Company that they wanted to convert their debentures into the note payable as more fully described in Note 6 and as a result Debentures with an aggregate principal amount of $1,250,000 were converted into the bridge note payable.

Subsequent to September 30, 2006 certain Debenture holders notified the Company that they wanted to convert their Debentures into the note payable as more fully described in Note 6 and as a result Debentures with an aggregate principal amount of $1,000,000 were converted into the bridge note payable

As of September 30, 2006 the convertible debentures consisted of the following:

Convertible debentures	$1,250,000
Less: unamortized conversion costs	(68,899)
$1,181,101

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 5- Convertible Debentures (continued)

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $1,803,774 and $1,651,562 for the fiscal years ended September 30, 2006 and 2005 respectively.

NOTE 6 NOTES PAYABLE

Effective as of May 30, 2006 the Company entered into a series of Note Purchase Agreements with a number of investors, some of whom had previously invested in the Company. To secure the Company's obligations under the Note Purchase Agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the investors, subordinated to the Company's existing Convertible Debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of the Company's obligations under the Note Purchase Agreements.

Pursuant to the Note Purchase Agreement, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $8,359,520 (the "Notes"), which carry an 8% annual rate of interest on the principal amount of the notes. The Notes will mature on the date (the "Maturity Date") that is the earlier of (i) one year from the date of issuance of each Note, (ii) the date on which the Company consummates the closing of the Company's next equity financing or series of equity financings which in the aggregate total no less than $7,000,000 (the "Subsequent Financing") or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the Maturity Date, the Company may, at its option, prepay the Note in whole or in part without penalty.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default: (i) the Company's failure to pay the principal when due, (ii) the Company's material breach of any of the covenants or conditions made in the Note Purchase Agreement, the Notes or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each Note purchaser to receive a pro rata share of the warrant pool of warrants. The total amount of warrants issued was 8,359,520, with an estimated fair value of $8,359,520. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 6 Notes Payable (continued)

Subsequent to September 30, 2006 an investor elected to convert $2,250,000 of his subordinated promissory note into 1,500,000 shares of the Company’s common stock.

As of September 30, 2006 the Notes payable consisted of the following:

Notes payable	$8,359,520
Less: unamortized issuance costs	(5,791,763)
$2,567,757

NOTE 7 NOTES PAYABLE

During October, 2005 and April, 2006 the Company issued promissory notes of $950,000 that matured two months after the date of issue and now are due upon demand. These promissory notes bear interest at a rate of 8% per annum. There is no penalty for prepayment. There is a finder’s fee of 10% of proceeds, payable upon maturity. At the option of each note holder, the outstanding principal balance and all accrued interest thereon, shall be converted into the same stock class, share price and terms as the next round of equity investment in the Company of a minimum of $5 million (including conversion of the amounts described herein) (the “Next Financing”); provided, however, that such conversion shall only occur if the Next Financing occurs on or before the Maturity Date.

As part of the consideration, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $3.00, with each note purchaser to receive a pro rata share of the warrant pool. The amount of warrants issued was 469,000, with an estimated fair value of $864,270. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19 to112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

As of September 30, 2006 the Notes payable consisted of the following:

Notes payable	$950,000
Less: unamortized issuance costs	(476,152)

$473,848

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 8 INCOME TAXES

At September 30, 2006, the Company has a net loss carry forward totaling approximately $27,400,000 that may be offset against future taxable income through 2026. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

Deferred income taxes are comprised of the following:

September 30,
2006
Deferred tax assets
Net operating loss	$10,963,511
Inventory reserve	177,600
Interest payable	320,622
Bad debt allowance	24,333
Other	784
Intellectual property	2,986,667
Goodwill	2,146,834
Total deferred tax assets	16,620,351

Less: valuation allowance	16,620,351
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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 8 - Income Taxes (continued)

Income tax expense is comprised of the following:

	September 30,	September 30,
	2006	2005
Current:
Federal	$—	$—
State	800	1,600

	800	1,600
Deferred:
Federal	—	—
State	—	—

Total income tax expense	$800	$1,600

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2005
U.S. Federal income tax statutory rate	(34)%	(34)%
State income tax, net of federal income tax benefit	(6)%	(6)%
Other- primarily net operating losses	40	40
	—%	—%

NOTE 9 RELATED PARTIED

Certain officers have made interest-free advances to the Company. At September 30, 2006, the advances totaled $715,825.

NOTE 10 LEASE

The Company leases its various office facilities under operating leases that expire through 2009. Future minimum rentals on the leases are as follows:

Year ended September 30,
2007	$460,636
2008	248,984
2009	16,866
$726,486

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 11 ACQUISITION

On June 2, 2005, TechnoConcepts, Inc. (the "Company"), through its wholly-owned subsidiary, Asante Acquisition Corp. (“Acquisition Corp.”) acquired substantially all of the assets (collectively, the “Asante Assets”) of Asante Technologies, Inc. (“Asante”). The acquisition of these assets was consummated pursuant to an Agreement and Plan of Acquisition among Asante, the Company, and Acquisition Corp. dated as of February 25, 2005. In connection with the acquisition, Acquisition Corp. purchased the Asante assets, which included certain patents, trademarks and other intellectual property right, along with cash and cash equivalents, accounts receivable, inventory, property, plant, equipment and other capital assets, in exchange for 1,161,170 restricted shares of the Company’s common stock.

An allocation of the purchase price at the date of acquisition is as follows:

Accounts receivable	$737,975
Inventory	902,552
Other current assets	8,502
Fixed assets	56,216
Other assets	21,016
Goodwill	6,192,791

Total assets acquired	7,919,052

Cash overdraft	155,428
Accounts payable	2,180,760
Accrued expenses	273,297
Note payable	256,149
Other liabilities	21,250
Capital leases payable	32,168

Total liabilities assumed	2,919,052

Value of stock issued	$5,000,000

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 11 Acquisition (continued)

In connection with the merger, the Company received 15,000 shares of Series A Nondilutable Convertible Preferred Stock (the “Preferred Stock”) of Asante Networks, which when converted will represent approximately eighty-five percent (85%) of the outstanding shares of Asante Networks. Each share of Preferred Stock may be converted at any time after October 1, 2006 for 10,000 shares of common stock. The Company, as the holder of the Preferred Stock shall have the same voting rights with respect to the business, management and affairs of Asante Networks as if the Preferred Stock were converted to shares of common stock on the record date. The Preferred Stock bears dividends at an annual rate of $10.00 per share. In addition, Asante Networks has effected a 10-for-1 forward split of its common shares. Since the Company has retained 85% of the voting shares, the Company continues to report Asante as a subsidiary and reflects the remaining 15% as a minority interest.

NOTE 12 COMMON STOCK ISSUED FOR CONSULTING SERVICES

During the year ended September 30, 2006, the Company issued 825,092 shares of common stock for consulting fees provided by third parties. The value of each share issuance was determined using the closing price of the common stock of the Company on the date of issuance.

NOTE 13 WARRANTS

On November 17, 2004 the Company entered into a securities purchase agreement, a registration rights agreement, and a security agreement with certain institutional investors. Pursuant to the Purchase Agreement, the Company agreed to sell, and the Buyers agreed to purchase, 7% Secured Convertible Debentures in the aggregate principal amount of $3,775,000 and warrants exercisable for a total of 608,000 shares of the Company’s common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The warrants are exercisable at any time until November 17, 2009. In connection with this transaction , the Company issued to a financial advisor warrants exercisable for a total of 169,120 shares of the Company’s common stock, 120,800 are exercisable at $2.50, 24,160 are exercisable at $3.50 per share and 24,160 are exercisable at $4.00 per share. The warrants are exercisable at any time until November 17, 2009. Pursuant to certain antidilution terms of the warrants issued in connection with the sale of the 7% Secured Convertible Debentures, adjustments to the exercise price and to the number of warrant shares were required upon the issuance of the Notes Payable in May 2006. Therefore, the number of warrant shares increased from 608,000 to 3,060,000 and the exercise price of these warrants was re-set to $1.00 per share.

During March 2005, the Company completed a private placement of 800 shares of preferred stock at a price of $2,500 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 320,000 shares of common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The warrants are exercisable at any time until March 31, 2010. Similarly, pursuant to the antidilution terms of the warrants issued in connection with the sale of the Series B Preferred Stock, adjustments to the exercise price and to the number of warrant shares were also required upon the issuance of the bridge notes. Therefore, the number of warrant shares increased from 320,000 to 1,120,000 and the exercise price of these warrants was re-set to $1.00 per share.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 13 Warrants (continued)

In June 2005, the Company issued to a financial advisor 100,000 warrants, exercisable for three years, to purchase shares of the Company's common stock at $3.75 per share.

In September 2005, the Company issued to a financial advisor 75,000 warrants, exercisable for three years, to purchase shares of the Company’s common stock at $4.50 per share.

In September 2005, the Company issued to consultants warrants to purchase 40,000 shares of the Company’s common stock. The warrants are exercisable for a period of three years at $3.75 per share.

In September 2005, the Company issued to a financial advisor warrants to purchase 10,000 shares of the Company’s common stock, exercisable for three years at $6.00 per share.

In September 2005, in conjunction with the establishment of a Credit Facility, the Company issued warrants to purchase 150,000 shares of the Company’s common stock, exercisable over three years at $3.85 per share.

During fiscal 2006, the Company completed a private placement of 2,203 shares of preferred stock at a price of $2500 per share for $5,506,000. The Company also issued to the investors warrants to purchase an aggregate of 880,880 shares of common stock at an exercise price of $1.00 per share.

In November 2005 the Company entered into a series of Note Purchase Agreements with a number of investors, As part of the consideration, the Company issued 469,000 warrants exercisable over 5 years to purchase shares of its common stock at an exercise price of $3.00.

On May 30, 2006 the Company entered into a series of Note Purchase Agreements with a number of investors, As part of the consideration, the Company issued 8,359,520 warrants exercisable over 5 years to purchase shares of its common stock at an exercise price of $1.00.

At September 30, 2006, warrants exercisable for 14,613,520 shares of the Company’s common stock were outstanding. Of this amount, warrants exercisable for 13,600,400 shares of the Company’s common stock have an exercise price of $1.00, warrants exercisable for 220,800 shares have an exercise price of $2.50, warrants exercisable for 469,000 shares have an exercise price of $3.00, warrants exercisable for 24,160 shares have an exercise price of $3.50, warrants exercisable for 40,000 shares have an exercise price of $3.75, warrants exercisable for 150,000 shares have an exercise price of $3.85, warrants exercisable for 24,160 shares have an exercise price of $4.00, warrants exercisable for 75,000 shares have an exercise price of $4.50 and warrants exercisable for 10,000 shares have an exercise price of $6.00.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 13 Warrants (continued)

The fair value weighted average of the exercise price of the warrants is $1.15. The weighted average exercise price for all outstanding warrants as of September 30, 2006 is $1.15 and the weighted average remaining contractual life of warrants outstanding is 3.8 years. The table below summarizes warrants outstanding as of September 30, 2006:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Granted	1,193,120	$1.15
Exercised	—	—
Canceled	—	—

Warrants outstanding and
exercisable at
September 30, 2005	1,193,120	$1.15

Granted	13,420,400	$1.15
Exercised	—	—
Canceled	—	—

Warrants outstanding and
Exercisable at
September 30, 2006	14,613,520	$1.15

NOTE 14 OPTIONS

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 14 Options (continued)

The fair value weighted average of the exercise price of the options is $2.67. The weighted average exercise price for all outstanding options as of September 30, 2006 is $2.67 and the weighted average remaining contractual life of warrants outstanding is 2.6 years. The table below summarizes options outstanding as of September 30, 2006:

	Shares	Option Price Per Share

Options outstanding - September 30, 2004	600,000	$0.50-$3.50
Granted	2,252,500	$2.91-$3.50
Canceled	—	—
Exercised	—	—

Options outstanding - September 30, 2005	2,852,500	$0.50-$3.50
Granted	1,365,000	$1.62-$2.62
Canceled	(50,000)	2.91
Exercised	(5,000)	2.91
Options outstanding - September 30, 2006	4,162,500	$0.50-$2.91
Options exercisable- September 30, 2006	1,693,425	$0.50-$2.91

NOTE 15 FOREIGN SALES

During the year ended September 30, 2006, sales by region were broken down as follows:

US	91%
Europe	6%
Others	3%

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 16 EMPLOYMENT AGREEMENTS

The Company has employment agreements with several of its key employees. The agreements are for terms of three years and are automatically extended unless the Company notifies the employee in writing 30 days prior to the anniversary date that the agreement will not be extended.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company's Compensation Committee of the Company’s Board of Directors, and also provides for eligibility in the Company’s benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of September 30, 2006 excluding bonuses and benefits is as follows:

Fiscal year ending September 30,
2007	$829,667
2008	$260,000
2009	$66,667

NOTE 17 CAPITAL LEASE OBLIGATIONS

The Company leases a phone system under a capital lease. The lease calls for monthly payments of $1,463, has a length of 3 years with an interest rate of 10.58%

Future minimum lease payments are as follows:

Year Ended
September 30
2007
$14,109

less interest portion	442

Present value of net minimum lease payments	13,667
Less current portion	13,667

$0

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 18 SUBSEQUENT EVENTS

Separation and Release Agreement

In December 2006, the Company entered into a Separation and release agreement with Richard T. Hines Consulting (“RTH Consulting”) and its principal, who was then serving as a member of the Company’s board of directors. Among other conditions, the agreement provides for a consulting agreement between the Company and RTH Consulting whereby RTH Consulting would provide consulting services to the Company for 18 months in exchange for $10,000 per month plus option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.75 per share. In addition, Mr. Hines resigned as a director, received a one-time payment of $108,691 and retained the ability to exercise previously granted options for the purchase of 90,000 shares of the Company’s common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that material information relating to the Company, and its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report.

Based on the foregoing, our chief executive officer and chief financial officer have concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(i)                                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is (i) a significant deficiency or (ii) a combination of significant deficiencies, which result(s) in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. The terms “material weakness” and “significant deficiency” are used here as defined in the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2.

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006, as required by Exchange Act Rule 13a-15(c). Our management’s evaluation and assessment of our internal control over financial reporting identified the following three material weaknesses.

(1) As of March 31, 2004, our management did not have an accurate and complete understanding of US GAAP to properly record consultancy expenses associated with the issuance of the Company’s common stock. Consultancy expenses should have been recorded in the quarterly period in which the Company agreed to issue shares of its common stock in consideration for the related consulting services. As a result of this deficiency in our internal control over financial reporting, we have corrected the accounting as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

(2) As of September 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly adjust the initial valuation of trademarks and expired provisional patents acquired in connection with the Company’s acquisition of TechnoConcepts, Inc., a Nevada corporation (“TCI Nevada”) in February 2004. At the time of the initial valuation of these assets, management should have recognized that the subject of the trademarks had no “brand” value and that the technology underlying the provisional patents were effectively part of an ongoing research and development effort at the time of their acquisition. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

(3) As of September 30, 2005, our management did not have an adequate system for the operating unit’s management to recognize the declining trend of sales as of September 30, 2005, and to enable us to determine that the carrying amount of the operating unit’s goodwill exceeded the implied fair value of that goodwill by a greater amount. As a result of this deficiency in our internal control over financial reporting, we did not recognize the proper impairment loss for the period ending September 30, 2005. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this Annual Report.

Changes in internal control over financial reporting

We engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist the Company in its determination of the appropriate interpretation and application of US GAAP related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. We are in the process of restructuring and reorganizing the operating unit’s management to ensure, among other things, early recognition and reporting of sales trends to management.

Other than as set forth above, there were no changes in our internal control over financial reporting during the year ended September 30, 2006, or subsequently, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and offices of our current executive officers and directors.

Name	Age	Position
Antonio E. Turgeon	57	Chairman/CEO and Director

Dr. Feng Yuh Juang	53	Vice Chairman and Director

Ronald M. Hickling	47	Chief Technology Officer and Director

Michael Handelman	47	Chief Financial Officer

Eric Pommer	55	Vice President and General Counsel

Richard Hines	56	Director (1)

Michael Ussery	54	Director

George Lange	66	Director

John Mansfield	59	Director

(1)
In December 2006, the Company entered into a separation and release agreement with Richard T. Hines Consulting (“RTH Consulting”) and its principal, who was serving as a member of the Company’s board of directors. Among other conditions, the agreement provides for a consulting agreement between the Company and RTH Consulting whereby RTH Consulting would provide consulting services to the Company for 18 months in exchange for $10,000 per month plus option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.75 per share. In addition, Mr. Hines resigned as a director, received a one-time payment of $108,691 and retained the ability to exercise previously granted options for the purchase of 90,000 shares of the Company’s common stock.

(2)	The following is a biographical summary of the business experience of our present directors and executive officers:

Antonio E. Turgeon , Chairman and CEO, age 57, has served the Company since February 18, 2004 and prior to such date served in a similar position with TCI Nevada from April 2003 until TCI Nevada’s acquisition by the Company on February 18, 2004. Mr. Turgeon has 30 years of international and domestic experience in computer and communications systems, software technology and applications services. Prior to joining TechnoConcepts, he was a principal in The Sunrise Group, a consulting firm that provided business development services to early stage high-tech companies. From 1994 to 1999 he served as an advisor to a Scandinavian-based venture capital firm, as well as executive vice president for Dolphin Interconnect Solutions, Inc., a portfolio company designing Gigabyte hardware interconnect and software technology for the high-availability, scalable, server clustering market. He was a founder and served as president and CEO of SOTA Electronics Inc. from 1988 to 1994, a company that designed communications security products and the world’s first PC managed universal applications Smartcard. From 1978 to 1988 he was president of Digital Applications Corporation, a company he founded to develop software and hardware applications for the aerospace industry. Mr. Turgeon holds a B.A. in Mathematics form the University of California, Los Angeles, an M.S. in Computer Science from West Coast University and completed coursework requirements for an M.S. in Applied Mathematics.

Dr. Feng Yuh (Richard) Juang, Vice Chairman, age 53, has served the Company since February 18, 2004. Dr. Juang received his Ph.D. in electrical engineering from the University of Michigan in Ann Arbor, his M.S. in Institute of Applied Physics at Chung-Yuan University in Taiwan and a B.S. in electronic engineering from Tamkang University, also in Taiwan. He has significant expertise in engineering, specifically in the areas of ultra high speed device design and development; high performance optical modulation and switching devices; 100GHz Modulation Doped FET design and development; low noise microwave amplifier; and wireless communications devices to the board. He has published more than 50 scientific articles in electronics, engineering and communications industry publications. Dr Jaung is the director of Ahoku Electronic Company in Taipei, Taiwan, ROC, an advisor for AceNet Technology, Inc. in Shenzhen, China, president of Rich Capital Group, of Fremont, California and the Vice President of Business Development at NeoAxiom Corporation, San Jose, California. He previously served as Vice President of Business Development at Acute Communications Corp. both in the U.S. and Taiwan. Prior to that he was Vice President of marketing and sales at Acer NeWeb Corp., Satellite Communications Department Manager at Microelectronic Technology Inc., head of the solid state electronic device department at Chung-Shan Institute of Science and Technology and Associate Professor at the Institute of Applied Physics, Chung-Yuan University.

Ronald M. Hickling, age 47, has served as the Company’s chief technology officer and as a director since November 2004. Mr. Hickling is the inventor of True Software Radio™ and founded the entity in 1991 that initially developed the Company’s True Software Radio™ technology. He was responsible for securing more than $1.1 million in Federal SBIR funds to develop the key technology elements of the Company’s True Software Radio™ products. He holds a master of science in electrical engineering from UCLA. He has more than 20 years of experience in communications systems and integrated circuits related to communications for U.S. defense and commercial contractors. Beginning in 1980, Mr. Hickling began his career with Hughes Space and Communications, a Hughes Aircraft company, developing circuits for satellite communications. In this capacity he developed customer integrated circuits using silicon CMOS (Complementary Metal-Oxide Semiconductor) and Bipolar technology, and actively participated in the early research and development efforts of using Gallium Arsenide (GaAs) digital circuits in spacecraft. During his tenure at Hughes, Mr. Hickling was appointed Group Head, in leading research projects, for GaAs digital circuits. Additional projects included Intelsat VI, Magellan, and Navstar/GPS and he also contributed to the Very High Speed Integrated Circuit Program (VHSIC). In 1984 he left Hughes to pursue commercial ventures. He joined start up Gigabit Logic in 1984 and headed development teams on numerous mixed-signal communications projects. He was involved in collaboration development efforts with contract clients such as DEC, Rockwell-Collins, Bell Communications Research and others. He has been awarded three patents and currently has two patents pending. He has published in numerous industry journals and is a member of the IEEE and Tau Beta Pi.

Michael Handelman, age 47, has served as the Company’s chief financial officer since November 2004. He has over 23 years of financial management experience. Prior to joining the Company, he held various senior executive positions for several publicly traded companies. He was chief financial officer and chief operating officer of Global Business Services, Inc., a publicly traded retail postal and business services company. Earlier, he was chief financial officer of Interglobal Waste Management Inc., a publicly traded manufacturing company in Camarillo, CA; vice president and chief financial officer of Janex International, a $32 million publicly traded children’s toy manufacturer; and vice president and chief financial officer of the Los Angeles Kings, a $45 million National Hockey League franchise. Mr. Handelman is a Certified Public Accountant and holds a B.S. in Accounting from the City University of New York.

Eric Pommer, age 55, has served as the General Counsel and Secretary of the Company since April 2005. He has over 25 years engaged in the management of various high-tech companies. Mr. Pommer received an MS in Systems Management from USC in 1989, a JD from Thomas Jefferson School of Law in 1977, and a BA from Pomona College in 1973. He is a member of the faculty of the Southern California Institute of Law. He has had directorships in several companies, including Geo InSight International, Broadband Telecom, and Pacific Investment Bank. He directly managed both RDT&E hardware projects and software development programs for such companies as Geo InSight International, Abex Aerospace, and Martin Marietta Aerospace. Mr. Pommer has been directly involved in management, operations, process design, strategic planning, regulatory compliance, employment relations, commercial transactions, and government contracts. In 1993, as outside counsel, Mr. Pommer negotiated the initial protection for the TechnoConcepts intellectual property.

Richard Hines, age 56, served as a director of the Company since December 2004 until December 2006. Prior to this, he served as an elected official in the South Carolina House of Representatives. He held various executive positions in the Reagan Administration in executive branch agencies such as the U.S. Department of Transportation and Interstate Commerce Commission. In the U.S. General Services Administration, he was the principal interface for the agency in charge of business and industry relations, as well as a catalyst for reform for acquisition policies within the government. After leaving the public sector, he became Vice-President of Electronic Data Systems, a billion dollar corporation with over 60,000 employees, where he was responsible for U.S. Government sales. He combined his talent and experience in the private and public sectors to form RTH Consulting in 1997. His history of political activism was, most recently, extended to aid the campaign of President Bush in the South Carolina Primary of the 2000 Presidential election. He continues to be involved in local, regional, and federal politics and has an active voice in the current Bush Administration. In April of this year, he participated in the Government Roundtable in Athens, Greece, where he spoke alongside former President Bush, Mikhail Gorbachev, and other European leaders, as well as prominent businessmen.

Michael Ussery, age 54, has served as a director of the Company since August 2004. Prior to this he worked as an international public affairs advisor and business developer with extensive investments and financing experience in Eastern Europe. He is a former U.S. Ambassador to Morocco who has international private sector experience in marketing, negotiations, strategic planning, and project development; he held his title from 1988 thru 1992. In government he has held senior positions during the Libya conflict, Gulf War, Afghan War, and Mid-East peace process. Mr. Ussery has worked for more than 35 countries, and in the past decade he has worked with more than (60) companies and organizations including numerous Fortune 500 and top international corporations, and has advised foreign governments. Mr. Ussery has been a founder of five companies and two non-profit organizations, and is a veteran of seven presidential and congressional campaigns. He was a national fund raising Vice Chairman, policy contributor and Arkansas field manager of the 2000 Bush - Chaney Campaign. Mr. Ussery serves as a Co-Founder and chairs the Advisory Board of the Romania Moldova Direct Fund, and in Bulgaria he is a recent Co-Founder of InfoMed and Netcare Bulgaria. Appointed by the Virginia Governor, Mr. Ussery is one of seven Commissioners of Vint Hill Economic Development Authority, responsible for converting a U.S. military base into a commercial and residential development. In the field of education, Mr. Ussery is President and CEO of the Coordinating Council for The International University, a non- profit organization creating American higher education in developing countries. He has served on the Advisory Board and spoken at numerous prestigious colleges and universities across the U.S. including Yale, the University of South Carolina, VMI, the George Mason University and Newberry College.

George Lange, age 66, has served as a director of the Company since February 17, 2004. He also has been a Co-Founder of various companies, a business consultant and electronic engineer within aerospace, defense, and the consumer product industry. His multi-discipline experience covers product and business development, circuit and systems design engineer and operations and organizational staffing. He has assisted with company start-up activities, mergers and acquisitions, restructurings and fundings and has performed in an executive capacity. Clients have been diverse in size and types; Fortune 500 companies, individual inventors, and foreign businesses, including the Ford Motor Company Corporate offices, Control Data Corporation, Hughes Aircraft Company, Lockheed Corporation, Litton Industries, Plantronics Corporation, Teledyne Corporation, Coopers and Lybrand, JJ Barnicke, Bendix Electrodynamics and Ramo Corporation. He attended both Northrop Institute of Technology and the University of California at Los Angeles. He is involved in civic and community service activities applying his business skills to his elected government position appointments to City, County and State Agency Boards and various non-profit Organization Boards of Directors.

John Mansfield, age 59, has served as a director of the Company since February 17, 2004. He has earned valuable experience in several industries, including heavy equipment, property development and building, medical information technology and management, insurance, and financial advisory services. He operates Axis Capital LLC, a Georgia-based company that specializes in advisory services for companies in transition, including start-ups, turnarounds, new growth initiatives and mergers and acquisitions. He has assisted with strategic planning, business plan development, financial structuring and re-structuring for such conglomerates as JMJ Technologies, Admiralty Corporation, Accent Mortgage Corporation, and AlumniWorldwide.com, and many others. His history includes seven years in sales and marketing, including Director of Sales and Marketing for an international heavy equipment manufacturer, followed by 18 years operating businesses in land development and property management, including involvement in numerous syndicated investment transactions. He served for seven years as a Director of the Ontario (Canada) New Home Warranty Corporation and was a member of its executive committee and chairman of its audit committee. Following his board term, he was retained by the Corporation to perform advisory services. He currently serves as a Director of a publicly traded healthcare management company, American HealthChoice, and is chairman of its audit committee. Mr. Mansfield is a graduate of Wilfred Laurier University, Waterloo, Ontario, Canada.

Significant Employees

John Hwang , Member of the Office of the Chairman and Vice President of Business Development, began his career in the high tech industry as Vice President of Sales and Corporate Manager at Samsung America, Inc., where he helped Samsung to become number one in market share in monitors worldwide. He then was president of a number of other entrepreneurial high-tech companies, with successful sales increases achieved at each. Mr. Hwang earned his BS degree in economics from Rutgers University in 1985.

Dr. Oleg Panfilov , Chief Scientific Officer, received his Ph.D. degree from the Moscow Institute of Long Radio Communication in 1971 (Russia). Working in the fields of signal and data processing Dr. Panfilov held different positions from engineer to the director of laboratory. Since his immigration to the United States in 1979 he has worked as a senior math analyst in Bedford Research Associates, as a research scientist and staff engineer in Unisys Corporation, a senior consulting analyst in NCR, a distinguished member of technical staff in Motorola and as an independent consultant in the system design of Doppler radars, computer systems and networks as well as in wireless communication systems. Dr. Panfilov has devoted a considerable portion of his professional career to identifying prospective technologies providing the highest return on investments. The results of his research and findings have been published in over forty domestic and international publications and he is a frequent lecturer at international conferences on high performance computer systems, networks and communication systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) during the fiscal year ended September 30, 2006 and written representations received by us pursuant to Securities and Exchange Commission rules, none of our directors, officers, or any beneficial owner of more than 10 percent of any class of our equity securities failed to file, on a timely basis, any reports required by Section 16(a) of the Securities Exchange Act.

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

Based on the foregoing analysis, it was determined that a majority of our directors are not “independent” directors under the standards established by Nasdaq. The Company intends to take steps to appoint additional independent directors to our Board of Directors as soon as it is able to do so.

The Board will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

Committees of the Board

In order to facilitate the various functions of our Board of Directors, in February 2004, the Board created a standing Audit Committee and a standing Corporate Governance/Nominating Committee.

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

Committee assignments are re-evaluated annually and approved by our Board of Directors at its annual meeting that follows the annual meeting of stockholders.

Board Meetings and Executive Sessions

During the year ended September 30, 2006, our Board of Directors held four formal meetings.

By resolution adopted by our Board of Directors, commencing in 2004, the non-management members of the Board will meet on a regular basis, not less than twice annually, in executive session without management present. Executive sessions are to be led by a “Lead Director” designated by the non-management directors. An executive session is held in conjunction with each regularly scheduled Board meeting and other sessions may be called by the Lead Director in his or her own discretion or at the request of the Board.

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

Codes of Ethics

In February 2004, our Board of Directors adopted a Code of Business Ethics covering all officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All of our employees are required to certify that they have reviewed and understood the Code of Business Ethics.

Our Board of Directors, in April 2004, also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB. Any person wishing to receive, without charge, a copy of such code of ethics, should request the same by writing to our corporate secretary at 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Contacting the Board

Any shareholder who desires to contact our Lead Director or the other members of our Board of Directors may do so by writing to: Board of Directors, TechnoConcepts, Inc. 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411. Communications received electronically or in writing are distributed to the Lead Director or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received. For example, if any complaints regarding accounting, internal accounting controls and auditing matters are received, then they will be forwarded to the Chairman of the Audit Committee for review.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served during 2006 as a member of our Board of Directors or compensation committee of any entity that has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the period beginning February 17, 2004, the date upon which the Exchange was consummated and ending September 30, 2004, no salary or any other compensation was paid to the Company’s Chief Executive Officer or any officer or employee of the Company for the services provided to us. During the Company’s current fiscal year Antonio E. Turgeon, our President and Chief Executive Officer, will be paid a base salary of $240,000, Ronald M. Hickling, our Chief Technology Officer, will be paid a base salary of $168,000, Michael Handelman, our Chief Financial Officer, will be paid a base salary of $200,000, Eric Pommer, our Vice President and General counsel, will be paid a base salary of $125,000 and Dr. Feng Yuh Juang, our Vice Chairman, will be paid a base salary of $120,000.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		All Other Compensation
Antonio Turgeon , Chairman and Chief Executive Officer	2006 2005	$ $	240,000 180,000	$ $	0 0	$ $	0 0	$ $	0 0

Ron Hickling , Chief Technology Officer	2006 2005	$ $	154,000 105,000	$ $	0 0	$ $	0 0	$ $	0 0

Michael Handelman , Chief Financial Officer	2006 2005	$ $	127,500 93,750	$ $	0 0	$ $	0 0	$ $	0 0

Dr Feng Yuh Juang , Vice Chairman	2006 2005	$ $	120,000 90,000	$ $	0 0	$ $	0 0	$ $	0 0

Eric Pommer , Vice President and General Counsel	2006 2005	$ $	125,000 81,667	$ $	0 0	$ $	0 0	$ $	0 0

Employment Contracts

As of September 30, 2006, we had a three year employment contract with Antonio Turgeon commencing on January 1, 2005 at an annual salary of $240,000. The Company also has a three year employment contract with Richard Juang commencing on January 1, 2005 at an annual salary of $120,000 and Ron Hickling commencing on January 1, 2005 at an annual salary of $140,000 that has been increased to $168,000 annually.

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

Equity Compensation Plan Information

In September 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to which up to 12,000,000 shares of common stock may be issued to officers, employees, non-employee directors, and consultants either through the award of restricted stock or through the exercise of incentive stock options or nonqualified stock options. The exercise price of an option granted under the 2005 Plan generally may not be less than the fair market value of the Company’s common stock on the date of grant. Subject to the terms of the 2005 Plan, our Board of Directors is authorized to select optionees and to determine the number of shares covered by each option, its exercise price, a vesting schedule, and certain other terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The following tables sets forth information as of January 14, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, Series A Preferred Stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Common Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
Antonio E. Turgeon (3)	3,482,976	10.07%
Dr. Feng Yuh Juang (3)	876,103	2.53%
Ronald M Hickling (3)	0	0.00%
Michael Handelman (3)	273,500	0.79%
Richard Hines (3)	90,000	0.26%
Michael Ussery (3)	90,000	0.26%
George Lange (3)	95,000	0.26%
John Mansfield (3)	90,000	0.26%
Eric Pommer (3)	95,500	0.28%
All directors and executive officers as a group (9 persons)	4,508,317	14.71%
5% Shareholders
Fiber Optic Techno Inc.	1,970,000	6.94%
1220-1/2 State Street 93101
Santa Barbara, CA
____________
*   Less than 1%

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 14, 2007.

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series A Preferred Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
Antonio E. Turgeon (3)	2,700	16.88%
All directors and executive officers as a group (8 persons)	2,700	16.88%
5% Shareholders
Fiber Optic Techno Inc.	4,000	25%
1220-1/2 State Street
Santa Barbara, CA 93101
Developmental Technology Corp.	1,500	9.38%
64 Sunset Drive
North Bennington, Vermont 05257
Lee Holdings, Inc.	2,050	12.81%
3650 Jewel Cave Dr.
Las Vegas, Nevada 89122

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 14, 2007

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)	Address is c/o TechnoConcepts, Inc., 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

Series B Preferred Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
All directors and executive officers as a group (8 persons)	0	0%
5% Shareholders
Triumph Research Partners, LLC	800	100%
48 South Service Road
Melville, NY 11747
____________

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 14, 2007

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

Series B-1 Preferred Stock

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Held	Percent of Class Beneficially Held (2)
Directors and Officers
All directors and executive officers as a group (8 persons)	0	0%
5% Shareholders
Triumph Research Partners, LLC	1,768	80%
48 South Service Road
Melville, NY 11747
Mirus Capital Management Ltd.	220	10%
CH-6422 Steinen
Switzerland
SDS Capital	195	9%
53 Forest Ave Second Floor
Old Greenwich, CT. 06870
____________

(1)
Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 14, 2007

(2)
The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are party to an agreement with an entity in which one of our Directors, Richard Hines, has a financial interest. The agreement calls for the entity to perform consulting services and strategic marketing to government and international agencies with general assistance in support of marketing the products of the Company. The agreement also calls for monthly fees of $10,000 and runs from August 1, 2004 until January 31, 2006. In December 2006, the Company entered into a Separation and release agreement with Richard T. Hines Consulting, (“RTH Consulting”), its principal, who was serving as a member of the Company’s board of directors. Among other conditions, the agreement provides for a consulting agreement between the Company and RTH Consulting whereby RTH Consulting would provide consulting services to the Company for 18 months in exchange for $10,000 per month plus option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.75 per share. In addition, Mr. Hines resigned as a director, received a one-time payment of $108,691 and retained the ability to exercise previously granted options for the purchase of 90,000 shares of the Company’s common stock.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

2005

Audit fees	53,015
Tax fees	756
All other fees	—
Total	53,771

2006

Audit fees	45,763
Tax fees	1,000
All other fees	—
Total	46,763

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

TECHNOCONCEPTS, INC.

Dated: January 15, 2007	By:	/s/ Antonio E. Turgeon
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Antonio E. Turgeon	Chairman of the Board, President and Chief Executive Office Principal Executive Officer)	January 15, 2007
ANTONIO E. TURGEON

/s/ Michael Handelman	Chief Financial Officer and Principal Accounting and Financial Officer)	January 15, 2007
MICHAEL HANDELMAN

RONALD HICKLING	Director	January 15, 2007

/s/ George Lange	Director	January 15, 2007
GEORGE LANGE

/s/ John Mansfield	Director	January 15, 2007
JOHN MANSFIELD

DR. FENG YUH JUANG	Director	January 15, 2007

	Director	January 15, 2007
RICHARD HINES

/s/ Michael Ussery	Director	January 15, 2007
MICHAEL USSERY