Form 10KSB/A
period 2006-09-30
TECHNOCONCEPTS, INC.
filed 2007-02-14
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 1
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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such  as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause  actual results to differ materially from those expressed or forecasted in the  forward-looking statements. These risks and uncertainties include those  described in “Risk Factors” and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this a annual report.

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

Through our wholly-owned subsidiary, Jinshilin Techno Ltd., or Jinshilin Techno, formed in December 2005 and based in Shanghai, China, we are seeking to provide marketing, sales and technical support for our True Software Radio™ technology in China. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that also features Voice over Internet Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes.

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

In December 2005, we formed Jinshilin Techno Ltd. as a wholly owned subsidiary, based in Shanghai, to provide marketing, sales and technical support for our True Software Radio™ technology in China.

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

 Set-top Boxes

On April 21, 2006, Jinshilin Techno acquired IPTV set-top box technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno also designs and sells products for Internet Television (IPTV), Stream Media Protocol Processing, and Broadcasting Software for IPTV-Set-Top Boxes. We expect future generation set-top boxes to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances, by integrating True Software Radio™ into Jinshilin Techno's IPTV-STB. In July 2006, we received final approval for the subsidiary from the People’s Republic of China.

In-Stat, a provider of research, market analysis and forecasts, projects that China’s IPTV market will experience a gradual but solid increase from 2006 to 2010, with annual unit shipments of digital cable set-top boxes projected to grow to 12 million in 2010. We believe we are poised to take advantage of this projected demand. In September 2006, Jinshilin Techno entered into a three-year agreement of cooperation with Shanghai Forest Electronics Technology Co. Ltd., or Shanghai Forest. On November 20, 2006, Jinshilin Techno provided 60 set-top boxes to Shanghai Forest which were integrated into a demonstration network built by Shanghai Forest, together with Shanghai Alcatel Network Support System Company Inc., for the Television and Broadcast Bureau. As of December 15, 2006, the demonstration network had successfully completed all scheduled demonstrations and tests.

 Asanté Networks’ Product Offerings

Asanté Networks’ solutions consist of the IntraCore® and FriendlyNET® product families, integrating voice, data, and video over wireless and wired networks with unified management and authentication. In April 2006, Asanté announced the release of its most advanced, state-of-the-art 2-chip switch solution, the IntraCore® 38480. The IntraCore® 38480 provides no frame loss and full-wire speed with minimized latency. Designed to be a space-saver in the rack and wiring closet, it can also eliminate cross switch traffic. With 96-gigabit switching fabric, the IntraCore 38480 supports full-wire speed on all ports. It has advanced traffic control based on L2-L7 data of incoming frames. Asanté Networks is also pursuing discussions with several network equipment manufacturers regarding the establishment of a strategic business relationship for the design, development, marketing and sales of equipment through Asanté Networks’ distribution channels.

Sales and Marketing

True Software Radio ™

We are working to develop relationships with a number of industry leading OEMs and ODMs to design True Software Radio™ technology into next-generation components and products, in order to incorporate our proprietary technology into a large variety of consumer, industrial, and government applications. To that end, we have signed a number of nonbinding memoranda of understanding (MOUs) with, and provided demonstrations to, various Asian manufacturers and distributors of telecommunications equipment, including a preliminary nonbinding MOU with an Asian distributor of electronic components and consumer products, signed in December 2006. This MOU provides for both parties to collaborate in developing and marketing True Software Radio™ based reconfigurable wireless communications systems, which are fully software-programmable in both the base-band processing and the RF processing sections.

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

Jinshilin Techno is also cooperating with Shanghai Forest in the deployment of IPTV for in-home television service to two million rural residents of the Henan Province. Shanghai Forest is working on the project with the Television and Broadcast Bureau of the Henan Province. The project contemplates the initial deployment of 100,000 set-top boxes by the end of July 2007, with a total of two million units to be provided by the end of 2009. Jinshilin Techno provided 60 set-top boxes to Shanghai Forests, which were integrated into a demonstration network built by Shanghai Forests, in cooperation with Alcatel Network Support System Company Inc., for the Television and Broadcast Bureau. As of December 15, 2006, the demonstration network had successfully completed all scheduled demonstrations and tests.

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

IPTV Set-top Boxes

  In December 2006, Jinshilin Techno entered into an MOU with Changzhou Xingqiu Electronic Co., Ltd. (Xingqiu), a manufacturing company that concentrates on the design, sale and production of high-quality communication devices, high-volume electronics, and audio and video products. Xingqiu earned the ISO9001:2000 International Accreditation for strict and effective quality assurance, and for products that comply with international authority safety standards, such as America's UL and European Union's CE. The MOU establishes the framework in which Xingqiu will fabricate Jinshilin Techno's IPTV set-top box products. Xingqiu will finance and manufacture Jinshilin Techno's IPTV set-top boxes in accordance with delivery requirements and project specifications provided by Jinshilin Techno's customers. We believe that Xingqiu possesses the expertise and capacity to deliver Jinshilin Techno's products in a timely and cost effective manner. Further, Jinshilin Techno plans to work with Xingqiu to co-develop, market, and sell successive generations of IPTV set-top boxes, including those that will integrate the True Software Radio™ technology.

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

Employees

As of September 30, 2006, the Company had 52 full-time employees and 3 independent contractors. We intend to recruit and hire qualified additional personnel as needed to execute our strategy. None of our current employees are represented by labor unions or are subject to collective bargaining agreements We believe that our relationship with our employees is excellent.

RISK FACTORS

We have not yet generated any revenues from the sale of our core True Software Radio™ or IPTV Set-Top Box products and we may not generate any significant revenues from these products.

Our limited historical performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability. We are an early stage development company whose business is focused on the wireless communications industry. We may not achieve our objectives or be able to successfully implement our strategy. We may never be able to successfully commercialize our products. Accordingly, we may never generate significant revenues from these products. As noted in our financial statements included in this annual report, our independent auditors have noted that there is substantial doubt regarding our ability to continue as a going concern. In addition, our early stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven and the market we are addressing is rapidly evolving. You should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

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

If a universal mobile telecommunications protocol, such as UMTS or W-CDMA, is adopted internationally for cellular communications, the industry may no longer need the capabilities of technologies such as True Software Radio™ to address competing wireless protocols. While True Software Radio™ would continue to provide frequency agility and a more efficient utilization of bandwidth, the demand for our technology may be significantly diminished, impacting anticipated sales and revenues.

Jinshilin Techno is conducting significant operations in China, and for at least an interim period, the majority of our consolidated revenues may be derived from these operations.

Our subsidiary, Jinshilin Techno, based in Shanghai, China, is in the process of seeking to develop, produce and distribute IPTV set-top boxes for the Chinese market. Jinshilin Techno has entered into commercial arrangements with third parties based in China. In the short term, we expect that these activities will represent the source of the majority of our revenues other than from the operations of Asanté ’ Networks.

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

The wireless telecommunications infrastructure market may grow more slowly than we expect or may experience a downturn, and it is possible that our True Software Radio™ and IPTV Set Top Box products may never achieve market acceptance.

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

On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311). The plaintiffs were investors in Fiber Optic Techno Inc, a company which sold certain assets to TCI Nevada in May 2003, including a pending patent application and two expired provisional patent applications relating to True Software RadioTM technology. The plaintiffs allege that the sale was for less than fair consideration and constitutes a fraudulent conveyance by Fiber Optic Techno. They seek to set aside the transaction and assert claims for compensatory and punitive damages. At the time we purchased the assets, the pending patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of state court litigation brought by different plaintiffs. We litigated these intellectual property issues and eventually obtained a dismissal. The U.S. Patent and Trademark Office subsequently issued U.S. Patent No. 6,748,025 to the Company in June 2004. The parties to the lawsuit have engaged in substantial written discovery and limited deposition discovery. Mediation was unsuccessful, and we are contesting the case vigorously. Our demurrer attacking the sufficiency of the plaintiffs' First Amended Complaint is expected to be heard in February 2007, The litigation has been expensive and time-consuming and may divert resources from our core business. If the litigation results in an unfavorable outcome and we are unable to license the technology or to develop an alternative technology, we may be unable to fully utilize our technology, and the results of our operations could therefore be negatively impacted.

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

If we are able to successfully execute our business strategies, we will likely experience rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting , forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

We are in default under the terms of our outstanding 7% secured convertible debentures.

On November 17, 2004, we issued 7% secured convertible debentures in the aggregate principal amount of $3,775,000. On November 17, 2006, the principal amounts, together with accrued and unpaid interest, on the then outstanding debentures became due and payable. As of this date, debentures in the aggregate principal of $250,000 were outstanding. The holders of debentures in the aggregate principal amount of $3,525,000 had previously either converted their debentures into shares of our common stock or exchanged their debentures for subordinated promissory notes that are scheduled to mature beginning in May 2007 and continuing through December 2007. We have been unable to pay the amounts owing with respect to the outstanding debentures as of the maturity date. As such, we are in default under the terms of our outstanding debentures and the holders of such debentures have the right to exercise their rights and remedies provided under the debentures, the related securities purchase agreement, the related security agreement or any document or instrument delivered in connection with or pursuant to the debentures. In that regard, the holders of the outstanding debentures (acting in concert) have the right to take possession of all of our assets and operate our business, and to seek to enforce the payment of the amounts due and payable. If the debenture holders exercise any of their rights and remedies, we may be required, among other things, to repay the amounts due, which would leave us with little or no working capital in our business. This would have a material adverse effect on our continuing operations.

We have other outstanding debt obligations secured by our assets and a default of those obligations could adversely affect our financial and operating results.

Effective May 30, 2006, we entered into a series of secured promissory notes in an aggregate amount of $8,359,520, subordinated to our existing 7% secured convertible debentures and certain accounts receivable facilities. These notes will mature on the date that is the earlier of (i) one year from the date of issuance of each secured subordinated promissory note, (ii) the date on which we consummate the closing of our next equity financing or series of equity financings which in the aggregate total is no less than $7,000,000 or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The holders may declare the notes immediately due and payable upon the occurrence of any of the following events of default: (i) our failure to pay the principal when due, (ii) our material breach of any of the covenants or conditions made in the note purchase agreement or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days. If any of these events of default were to occur and the note holders exercise any of their rights and remedies, we could be required, among other things, to repay the amounts due, which would leave us with little or no working capital in our business. This would have a material adverse effect on our continuing operations.

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

The issuance of (i) the shares to be issued upon conversion of our 7% secured convertible debentures and upon the conversion of convertible preferred stock and (ii) the shares to be issued upon the exercise of the warrants issued in connection with the debentures, the secured subordinated promissory notes, and the unsecured promissory notes now payable on demand will all cause the current holders of our common stock to suffer substantial dilution of their interests in us.

As of September 30, 2006, the number of shares of our common stock issuable upon conversion of our 7% secured convertible debentures and our convertible preferred stock amounted to an aggregate of 35,503,000, of which the conversion of preferred stock into 34,703,000 shares common stock is subject to substantial restrictions as set forth in the applicable certificates of designation of the various series of preferred stock. The number of shares of our common stock issuable upon the exercise of warrants issued in connection with our debentures, our secured subordinated promissory notes and our unsecured promissory notes amounted to an aggregate of 16,635,723, of which 15,862,603 shares are subject to Rule 144 restrictions and 773,120 shares would be unrestricted. The weighted average exercise price of these warrants is $1.15, and the average remaining contractual life of these warrants is 3.8 years. We are obligated to file and have declared effective by the SEC a registration statement registering the resale of 3,560,000 of these shares. The resale of these shares will increase the number of our publicly traded shares, which could depress the market price of our common stock, and thereby affect the ability of our stockholders to realize the current trading price of our common stock. Moreover, the mere prospect of the resale of these shares could depress the market price for our common stock.

Our stock price can be extremely volatile, and there is no assurance there will be an active market for our stock.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance of an active public market for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty selling our shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with an OTC Bulletin Board company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling security holders.

If we fail to remain current in the filing with the SEC of our periodic reports under the Securities Exchange Act of 1934, our common stock could cease to be eligible to trade on OTC Bulletin Board, which would limit the ability of broker-dealers to sell shares of our common stock and the ability of stockholders to sell our shares in the secondary market.

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

Rule 15g-9 under the Exchange Act defines “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

One of our engineering offices is located in 7,410 square feet of office space located at 6060 Sepulveda Blvd, Suite 202, Van Nuys, California. This space is held under a three-year lease that commenced on March 1, 2005, and provides for monthly rental payments of $13,543. These facilities house our engineering offices as well as certain product development operations. Additional engineering offices are located in 1,202 square feet of office space located at 2182 DuPont Dr., Suites #13 & 15, Irvine, California. This space is held under a month-to-month term that commenced on August 1, 2006, and ends upon thirty days (30) days written notice to terminate said lease. This lease provides for monthly rental payments of $2,283.80. These facilities house additional engineering offices as well as certain product development operations. Management believes that our present engineering offices are adequate to meet our immediate current needs.

Asanté Networks Inc., our subsidiary, leases approximately 7,000 square feet of office space in San Jose, Ca. This space is held pursuant to a twenty five (25) month lease that commenced on November 1, 2006 and provides for monthly rental payments of $7,591.23. Asanté uses this facility as executive offices as well as sales and administrative offices.

Techno (Hong Kong) Limited, our subsidiary, leases approximately 846 square feet of office space in Hong Kong at a monthly rent of US $1,604 pursuant to a three year lease that commenced in August 2005. We use this facility for product development operations as well as administrative offices.

Jinshilin Techno Ltd., another subsidiary, leases approximately 4,309 square feet of office space in Shanghai, China at a monthly rent of US $3,729 pursuant to a two year lease that commenced in July 2006. These facilities house our executive offices as well as certain administrative operations. Management believes that our present offices are adequate to meet our immediate current needs.

  ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business. As of September 30, 2006, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

  On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The plaintiffs seek to set aside the transaction, as a fraudulent transfer, and assert claims for compensatory and punitive damages. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs, which litigation has since been dismissed. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. On June 14, 2006, on motion made by the Company, the Bankruptcy Court remanded the case back to the State Court. The parties have engaged in substantial written discovery and limited deposition discovery. A mediation was unsuccessful, and the Company has instructed its attorneys to contest the case vigorously. The Company’s demurrer attacking the sufficiency of plaintiffs’ First Amended Complaint is expected to be heard in February 2007.

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

Convertible Notes/Debentures

Initial and Subsequent Notes

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

7% Secured Convertible Debentures and Warrants

On November 17, 2004, we entered into a securities purchase agreement, a registration rights agreement, and a security agreement with certain institutional investors. Under the purchase agreement, we sold 7% secured convertible debentures in the aggregate principal amount of $3,775,000, warrants exercisable for a total of 608,000 shares of our common stock and shares of our Series B preferred stock (described below). One half of such warrants were exercisable at $3.50 per share and one half of such warrants were exercisable at $4.00 per share. Due to a subsequent financing which triggered an anti-dilution adjustment, the number of shares of our common stock for which the warrants can be exercised increased to 3,060,000 and the exercise price was adjusted to $1.00. The gross proceeds from the offering of the 7% secured convertible debentures, the warrants and the shares of Series B preferred stock were approximately $7,013,675 in cash and other consideration. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses. In connection with this transaction, we paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,550 and also issued warrants exercisable for 120,800 shares of our common stock at $2.50 per share, 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

Under the terms of the agreements relating to the issuance and sale of our 7% secured convertible debentures, the debentures were convertible into shares of our common stock at $2.50 per share. Interest was due quarterly on the last day of each calendar quarter and, at our discretion, could be paid in cash or shares of our common stock assuming certain conditions were satisfied (including, that the shares of our common stock issuable upon conversion of the debentures were registered for resale to the public with the Securities and Exchange Commission). On the first day of each month commencing on December 1, 2005, the Company was required to redeem one-twelfth of the original principal amount of the 7% secured convertible debentures.

The 7% secured convertible debentures were due and payable on November 17, 2006. During fiscal 2006, certain debenture holders notified us that they were exercising their conversion right, and as a result, debentures in the aggregate principal amount of $1,275,000 were converted into 510,000 shares of our common stock. Also during fiscal 2006, certain debenture holders notified us that they were willing to exchange their debentures for secured subordinated promissory notes (described below) and, as a result, debentures in the aggregate principal amount of $1,250,000 were exchanged for our secured subordinated promissory notes. Subsequent to September 30, 2006, additional debenture holders notified us that they were willing to exchange their debentures for our secured subordinated promissory notes and, as a result, debentures in the aggregate principal amount of $1,000,000 were also exchanged. Debentures in the aggregate principal amount of $250,000 remained outstanding as of November 17, 2006. As of the date of this report, we have not paid the principal and interest due with respect to those debentures and are, accordingly, in default. We are also in default because (i) our registration statement, required under the registration rights agreement associated with the debentures, has not been declared effective, and (ii) the Company did not redeem the debentures as required commencing on December 1, 2005. Therefore, the holders of the outstanding debentures can elect to require us to pay a mandatory repayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under such debentures. The terms of a separate security agreement provide that, upon the occurrence of an event of default which is not cured, the debenture holders (acting in concert) have the right to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the security agreement associated with the debentures.

8% Promissory Notes and Warrants

During October, 2005 and April, 2006, we issued 8% promissory notes in the aggregate principal amount of $665,000 and $285,000, respectively. As part of the consideration, we issued 5-year warrants to purchase an aggregate of 469,000 shares of our common stock at an exercise price of $3.00 per share, with each purchaser of the promissory notes receiving a pro rata share of the warrant pool consistent with the principal amount of the notes purchased. The promissory notes matured two months after the date of issuance, and now are due upon demand. We paid a finder’s fee of 10% of the gross proceeds upon maturity of these notes.

8% Secured Subordinated Promissory Notes

Effective as of May 30, 2006, we entered into a series of note purchase agreements with a number of investors, including certain investors in our 7% secured convertible debentures who agreed to exchange such debentures for secured subordinated promissory notes issued and sold under such note purchase agreements. To secure the Company's obligations under the note purchase agreements, we granted a security interest in all of our assets (including, without limitation, our intellectual property) in favor of the investors, subordinated to the security interest of the holders of our 7% secured convertible debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of our obligations under the agreements.

Under the note purchase agreements, we issued to the investors our secured subordinated promissory notes in the aggregate principal amount of $8,359,520. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which we consummate the closing of our next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. We may, at our option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

Under the terms of the secured subordinated promissory notes, the holders may declare the notes immediately due and payable upon the occurrence of any of the following events of default: (i) our failure to pay the principal when due, (ii) our material breach of any of the covenants or conditions made in the note purchase agreements, the secured subordinated promissory notes or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

As part of the consideration for the sale of these notes, we issued 5-year warrants to purchase shares of our common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 8,359,520 shares of our common stock.

Subsequent to September 30, 2006, we and an investor in the secured subordinated promissory notes agreed to the exchange of $2,250,000 in principal amount of the secured subordinated promissory notes held by such investor into 1,500,000 shares of our common stock.

Series A Preferred Stock

On February 17, 2004, we completed our acquisition of TechnoConcepts, Inc., a Nevada corporation, and issued 1,970,000 shares of our common stock and 16,000 shares of our Series A preferred stock pursuant to the Agreement and Plan of Merger by and between Technology Consulting Partners Inc. and TechnoConcepts Inc., dated December 15, 2003.

Designation and Amount; Rank. 16,000 shares of our preferred stock have been designated as “Series A” preferred stock. The shares of Series A preferred stock are divided into Series A-1 and Series A-2. Shares of Series A preferred stock have no par value per share, have a face amount of $1,000 per share, and rank senior to our Series B preferred stock and our common stock.

Dividends. Shares of Series A-1 preferred stock do not bear dividends. Shares of Series A-2 preferred stock bear dividends, payable quarterly at the rate of five per cent per annum or $50.00 per share. Such dividends are payable in cash or common stock, as our Board of Directors shall determine.

Conversion . Each share of Series A preferred stock is convertible, at the option of the holder thereof, at any time after January 31, 2006, into a number of shares of common stock determined by dividing the aggregate face amount of the shares to be converted by the conversion price, which shall be an amount equal to the lesser of (i) 100% of the average of the closing bid prices for our common stock occurring during the five trading days immediately prior to the date of conversion, and (ii) $.50 per conversion share. The number of shares of our common stock to be issued upon conversion is subject to anti-dilution protection in the event of certain dilutive issuances by the Company. Notwithstanding the foregoing, shares of Series A-1 preferred stock can only be converted upon the satisfaction of a number of conditions precedent, including the filing and issuance of certain patents and that we have gross revenues in any fiscal year of at least $75,000,000 as disclosed in a periodic report filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The shares of Series A preferred stock are also subject to mandatory conversion upon the occurrence of certain events.

Conversion at Maturity. On the date three (3) years following the issue date of the shares of Series A preferred stock (i.e., February 17, 2007), such shares are to be automatically converted into the number of shares of our common stock equal to the face amount per shares divided by the conversion price then in effect; provided that, with respect to the shares of Series A-l preferred stock, the conditions precedent (other than the minimum revenue condition) shall have been satisfied. If, on the maturity date, (i) we do not have a sufficient number of authorized and unissued shares of our common stock to issue shares of common stock upon conversion of the Series A preferred shares, (ii) our common stock is not actively traded on the Nasdaq market, or (iii) a mandatory redemption event (as described below) has occurred and is continuing, each holder of shares of Series A preferred stock has the option, upon written notice, to retain its rights as a holder of such Series A preferred shares. If the patent conditions have not been satisfied on the maturity date, then the holders of Series A-1 preferred stock will not be entitled to convert their preferred shares until the earlier of: (a) the satisfaction of the patent conditions or (b) five years from the issue date of the shares of Series A-1preferred stock. Currently the only patent condition that remains unsatisfied is that a patent must issue for the benefit of the Company based on the patent application filed on the Direct Conversion Delta-Sigma Receiver (application number PCT/US00/02665).

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of any subsequently issued series of preferred stock or holders of our common stock, an amount per share equal to the sum of $1,000 for each outstanding share of Series A preferred stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

Voting Rights. The holders of the Series A preferred stock have the right to vote with the common stock on all matters submitted to a vote of stockholders, as if the Series A preferred shares were converted to shares of common stock on the record date.

Mandatory Redemption. The shares of Series A preferred stock are redeemable, at the option of the holders, for the greater of (x) 125% of the face value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the face value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if: (i) we fail to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) we breach, in a material respect, any material term or condition of our articles of incorporation or any other agreement with the holders and such breach continues for a period of five (5) business days after written notice to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the holders of Series A preferred stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B Preferred Stock

On November 17, 2004, we entered into a securities purchase agreement with an institutional investor, under which we agreed to sell, and the institutional investor agreed to purchase, 800 shares of our Series B preferred stock and warrants exercisable for a total of 320,000 shares of our common stock for consideration valued at $2,000,000. The warrants are identical to the warrants issued to the purchasers of our 7% secured convertible debentures.

Designation and Amount; Rank. 800 shares of our preferred stock have been designated as “Series B” preferred stock. Shares of Series B preferred stock have no par value per share, have a face amount of $2,500 per share, and rank senior to shares of common stock and to any subsequently issued series of preferred stock, but junior to shares of Series A preferred stock.

Dividends. Shares of Series B preferred stock bear dividends, payable quarterly at the rate of ten (10%) per cent per annum or $250.00 per share. Such dividends are payable in cash or common stock, as our board of directors may determine.

Conversion. Each share of Series B preferred stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. The shares of Series B preferred stock are automatically converted into shares of our common stock on the third anniversary of the issuance date unless the shares of our common stock are not then quoted on the Nasdaq market.

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

Voting Rights. The holders of the Series B preferred stock have the right to vote with the holders of our common stock on all matters submitted to a vote of stockholders, as if the Series B preferred shares were converted to shares of common stock on the record date.

Mandatory Redemption. The shares of Series B preferred stock are redeemable, at the option of the holders, for 125% of the face value, plus all accrued and unpaid dividends, if: (i) we fail to issue shares of our common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) we breach, in a material respect, any material term or condition of our articles of incorporation or any other agreement, document, certificate or other instrument delivered in connection with the preferred stock securities purchase agreement under which the shares of Series B preferred stock were originally issued and if such breach continues for a period of five (5) business days after written notice thereof to us; or (iii) any material representation or warranty made by us in any agreement, document, certificate or other instrument delivered to the institutional investor purchasing the Series B preferred stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by us to take action.

Series B-1 Preferred Stock

In November 2005, we negotiated a private placement of convertible preferred stock. Under the negotiated terms, we sold 2,203 shares of Series B-1 preferred stock, convertible into 2,203,000 shares of our common stock, at a purchase price of $2,500 per share for total gross proceeds of $5,505,506.  The Series B-1 preferred has a dividend rate of 8% per annum, payable quarterly either in cash or through the issuance of common stock at the option of our board of directors. As part of this transaction, we also issued five-year warrants to purchase 880,000 shares of the Company's common stock, one-half of the warrants at an exercise price of $3.00 per share and the remaining half at an exercise price of $4.00 per share.

Designation and Amount; Rank. Shares of Series B-1 preferred stock have no par value per share, have a face amount of $2,500 per share, and rank senior to shares of common stock and to any subsequently issued series of preferred stock, but junior to shares of Series A and Series B preferred stock.

Dividends. Shares of Series B-1 preferred stock bear dividends at the rate of eight percent (8%) per annum, or $200.00 per share, payable on a quarterly basis. Such dividends are payable in cash or in shares of our common stock (at the then current market price), as our board of directors may determine.

Conversion. Each share of Series B-1 preferred stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. Provided there is an effective registration statement covering the resale of the shares of common stock into which the shares of Series B-1 preferred stock is convertible, the shares of Series B-1 preferred stock are automatically converted into shares of our common stock on the date when the market price of our common stock exceeds $5.00 for twenty (20) consecutive trading days.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B-1 preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, but after payment in full of any liquidation preference amounts payable to the holders of Series A and Series B preferred stock, an amount per share equal to the sum of $2,000 for each outstanding share of Series B-1 preferred stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

Voting Rights. The holders of the Series B-1 preferred stock have no voting rights.

Common Stock and Warrants Exercisable for Shares of Common Stock

In January 2004, we issued 50,000 shares of our common stock to Berthel Fisher & Company Financial Services, Inc. pursuant to the terms of a cooperation letter between the parties in consideration for investment banking and advisory services.

In June 2005, we issued to a financial advisor warrants to purchase 100,000 shares of our common stock at an exercise price of $3.75 per share. The warrants are exercisable for a three-year period.

In September 2005, we issued to a financial advisor warrants to purchase 75,000 shares of our common stock at an exercise price of $4.50 per share. The warrants are exercisable for a three-year period.

In September 2005, we issued to consultants warrants to purchase 40,000 shares of our common stock at an exercise price of $3.375 per share. The warrants are exercisable for a three-year period.

In September 2005, we issued to a financial advisor warrants to purchase 10,000 shares of our common stock at an exercise price of $6.00 per share. The warrants are exercisable for a three-year period.

In September 2005, in conjunction with the establishment of a credit facility, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $3.85 per share. The warrants are exercisable for a three-year period.

During the year ended September 30, 2006, we issued 825,092 shares of common stock for consulting fees provided by third parties. The value of each share issuance was determined using the closing price of our common stock on the date of issuance.

In issuing the securities discussed above, we relied upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the securities (other than those issued pursuant to the acquisition of TechnoConcepts, Inc., a Nevada corporation) were sold to a limited number of sophisticated accredited investors, (b) the securities were sold without any general solicitation or public advertising, and (c) the investors in such securities provided us with representations customary for a private placement of securities.

The preferences, limitations and relative rights with respect to Series A, Series B, and Series B-1 preferred stock are summarized above. The preferences, limitations and relative rights of the Series A, Series B, and Series B-1 preferred stock are contained in their entirety in our articles of incorporation, which is an exhibit to this annual statement.

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

Through our wholly-owned subsidiary, Jinshilin Techno Ltd., or Jinshilin Techno, formed in December 2005 and based in Shanghai, China, we are seeking to provide marketing, sales and technical support for our True Software Radio™ technology in China. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internal Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes.

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

Restatement of Previously Issued Financial Statements and Review by the Securities and Exchange Commission

On March 24, 2005, the staff of the Securities and Exchange Commission’s Division of Corporate Finance (the “Staff”) notified us that they had reviewed our registration statement on Form SB-2 filed May 3, 2005, our annual report on Form 10-KSB for the fiscal year ended September 30, 2004 (as amended), our quarterly report on Form 10-QSB for the quarterly period ended December 31, 2004 (as amended), and our reports on Form 8-K during our fiscal year 2004. They provided us with comments and requested our response to their questions and additional information. During the succeeding 18 months, we corresponded with the Staff, and they also reviewed our other filings, including: our Form 8-K filed May 2, 2005, our Amendment No. 1 to the registration statement on Form SB-2, our annual report on Form 10-QSB for the fiscal year ended September 30, 2005, and our quarterly reports on Forms 10-QSB for the quarterly periods ended March 31, 2005, June 30, 2005 and December 31, 2005. As a result of our correspondence with the Staff and after consultation with our registered independent accounting firm, Seligson & Giannattasio LLP, and with the concurrence of the audit committee of our Board of Directors, management determined that the recognition and reporting of certain intellectual property and other intangible assets, including goodwill, should be restated in our previously issued consolidated financial statements to, among other things, record material impairment charges to certain intellectual property and other intangible assets, as well as to goodwill. Management also concluded that further evaluation of our policies concerning the recognition and reporting of those assets would be required. As part of that evaluation, the Company engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist us in our determination of the appropriate interpretation and application of U.S. generally accepted accounting principles (“US GAAP”) related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. In January 2007, based in part on our discussions with the Staff and with the concurrence of our independent registered accounting firm, we concluded our review of our policies regarding the recognition and reporting of intellectual property and other intangible assets, including goodwill, under US GAAP. With the concurrence of the audit committee of our Board of Directors and as authorized by resolution of our Board of Directors, management determined to make adjustments to:

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

(2)
an adjustment of approximately $1.0 million has been made to the initial valuation of the assets acquired in connection with the acquisition of TCI Nevada. The Company originally recorded this amount as Other Assets under Intellectual Property and Patents in the interim financial statements included in its quarterly report on Form 10-QSB for the period ended March 31, 2004, and subsequently carried it as such on its books;

(3)
all other intellectual property and other intangible assets acquired in connection with the acquisition of TCI Nevada, with an aggregate book value of approximately $7.0 million, have been entirely written off as of September 30, 2005; the Company first recorded this amount as Other Assets under Intellectual Property and Patents in the interim financial statements included in its quarterly report on Form 10-QSB for the period ended March 31, 2004, and subsequently carried it as such on its books; and

(4)
goodwill in an incremental amount of $5,663,629 has been written off as of September 30, 2005; such goodwill had been recorded in connection with Company’s acquisition of all of the assets of Asanté Technologies, Inc. in June 2005, and then carried on the Company’s books as Other Assets under Goodwill.

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

With respect to item (4) above, the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2005, reflect the recording of an impairment charge of $529,162 with respect to the goodwill recorded in connection with the acquisition of all of the assets of Asanté Technologies, Inc. in June 2005. The Company has determined that it should have recorded an impairment charge equal to the full book value of the goodwill at that time, in the amount of $6,192,791, based on the recognizable trend, as of September 30, 2005, of declining net sales of this business.

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

We intend to continue to seek to establish strategic relationships with both component manufacturers and “total solution” providers. We believe that incorporation of our True Software Radio™ technology will enable prospective industry partners to provide less expensive service along with seamless roaming and global interoperability, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location, mobile multimedia web browsing, including music and video downloads, public safety and homeland security. Elements of our strategy include:

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

Selling to the Base Station Market

We believe that True Software Radio™ technology will contribute to the obsolescence of conventional wireless technology. The True Software Radio™ transceiver is capable of providing at least three times the capacity of a conventional unit, making the per-channel cost equal to roughly one-third. We anticipate revenue generation from the base station market primarily from four sources:

•	base station transceiver hardware sales;

•	licensing of base station software for physical and data link layer processing to infrastructure makers;

•	strategic business relationships for international deployment of base station systems; and

•	non-recurring engineering (NRE) fees for the development of custom interfaces to our physical/data link layer software to government agencies and to their contractors.

We have not entered into definitive agreements of the type referred to above as of the date of this report.

Public Safety

Our True Software Radio™ technology can provide seamless communications between various local public safety and other government agencies that otherwise may not be able to “talk” to one another during an emergency. We are actively seeking strategic business relationships with contractors that are involved in providing interoperability wireless communication for State and Federal public safety and emergency agencies and for the Department of Homeland Security. We have not entered into definitive agreements for any such strategic business relationships as of the date of this report.

Accelerating Growth through Partnering and Acquisition

Because the highly competitive wireless communication technology marketplace is changing rapidly, the Company wishes to broaden and build depth in our planned product/service lines as quickly as possible. We also recognize the need to achieve critical mass with a global presence in order to establish a leadership position in the market. To that end, our initiatives include:

•	strategic business relationships;

•	licensing arrangements; and

•	sales through distributors and OEMS.

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

We have no agreement or understanding to acquire any company as of the date of this report.

To date, we have expended substantial amounts to commercialize our products through research and development and have received patents and are in the process of applying for additional patents for our products. We expect these expenditures for research and development to continue for the indefinite future as we seek to commercialize, improve and adapt our products.

Results of Operations

Revenues

Net sales for the year ended September 30, 2006 were $2,908,924, an increase of $1,910,663 as compared to $898,261 of net sales for the year ended September 30, 2005. Sales were generated by our subsidiary, Asanté Networks Inc. The increase is attributable to owning Asanté Networks the entire fiscal year. However, Asanté Networks’ net sales for fiscal 2006 were lower by $2,272,953, or 44.26%, than in the previous twelve-month period. This was primarily the result of decreases in orders and sales of products into the business retail markets, caused in part by obsolescence of the subsidiary’s products. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and causing the delay of product deliveries from vendors.

Cost of   Sales and Gross Profit

Cost of sales for the year ended September 30, 2005, was $1,976,537. Cost of sales for the year ended September 30, 2005 was $858,284. The increase of $1,118,253 in fiscal 2006 was a direct result of owning Asanté Networks for the entire fiscal year.

Gross profit for fiscal 2006 was $832,387 as compared to $39,977 for the fiscal year ended September 30, 2005, an increase of $792,410. Our gross profit as a percentage of net sales was 29.63% as compared to 4.5% for the year ended September 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $15,239,939 in fiscal 2006, an increase of $6,636,356 over the fiscal year ended September 30, 2005, in which we incurred $8,603,583 of such expenses. This increase is a direct result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees and expenses incurred by Asanté Networks for the entire fiscal year.

Off Balance Sheet Arrangements

During the year ended September 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Capital Resources

To date, we have been a primarily a development stage company and have generated revenues during the fiscal year ending September 30, 2006, only from the operations of our subsidiary, Asanté Networks Inc. As of September 30, 2006, our assets totaled $3,093,083 consisting of $932,690 in cash, $197,863 in accounts receivable, $688,114 in inventory (including reserves of $444,000) and $180,883 in prepaid expenses. Our liabilities totaled $9,884,976, consisting of $1,250,000 from our 7% convertible debentures that are in default, $8,359,520 of secured subordinated notes payable that are scheduled to become due and payable beginning in May 2007 and continuing through December 2007, $950,000 of unsecured notes payable on demand, $13,667,000 of capital leases payable, $2,956,876 of accounts payable, $1,975,902 of expenses payable, and $715,825 of notes due to related parties.

Subsequent to September 30, 2006, some of the holders of our 7% secured convertible debentures notified us that they wanted to exchange their debentures for our secured subordinated promissory notes, and as a result, debentures with an aggregate principal amount of $1,000,000 were so exchanged, such that immediately following such exchange debentures in the aggregate principal amount of $250,000 remained outstanding. We are currently negotiating with the holders of the debentures that remain outstanding a settlement and satisfaction for the default condition.

We have incurred a cumulative loss from operations of $48,830,529, have negative working capital of $8,329,426 and negative cash flow from operations of $11,453,733. We anticipate incurring capital expenditures of approximately $1,000,000 during the fiscal year ending September 30, 2007. We expect our operating cash requirements will also be significant throughout fiscal year 2007, as we continue our research and development efforts, and attempt to execute on our business strategy. The amount and timing of cash requirements will depend on our completion of commercial products, market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. Moreover, the responsibilities of a public company will require the Company to meet certain legal and accounting requirements and to incur related expenses. In addition to the normal risks associated with an unproven business venture, there can be no assurance that our business plan will be successfully executed, even if adequate financing is secured.

Since November 2003, we have financed our operations primarily through private sales of preferred convertible securities in the amount of $7,505,506 and the debt described above. Subsequent to September 30, 2006, we have sought additional debt and equity financing. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders is reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures. There can be no assurance that sufficient funding will be obtained to keep the Company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders’ deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Operating Loss

We have accumulated approximately $27,400,000 of net operating loss carry forwards as of September 30, 2006, which may be offset against taxable income and income taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards in 2026. No tax benefit has been reported in the financial statements for the year ended September 30, 2006, because we believe there may be a chance that the carry forward will expire unused. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

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

See accompanying notes to consolidated financial statements

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheet

September 30,
2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable,
net of unamortized debt issuance costs of $68,899	$1,181,101
Notes Payable,
net of unamortized debt issuance costs of $5,791,763	2,567,757
Notes Payable
Net of unamortized debt issuance costs of $476,152	473,848
Capital Leases payable	13,667
Accounts payable	2,956,876
Accrued expenses payable	1,975,902
Due to related parties	715,825

Total current liabilities	9,884,976

Minority interest	614,122

Shareholders' deficit:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16
Series B Preferred, no par value, 3,100 authorized, 3,003
issued and outstanding,	7,505,506
Common stock, no par value, 100,000,000
shares authorized 28,376,734 shares
issued and outstanding	28,377
Additional paid-in capital	33,446,615
Accumulated deficit	(48,830,529)
Total shareholders' deficit	(7,850,015)

Total liabilities and shareholders' deficit	$2,649,083

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2006	2005 (Restated)
Revenues:
Net Sales	$2,808,924	$898,261

Cost of goods sold	1,976,537	858,284

Gross Profit	832,387	39,977

Operating Expenses:

General and administrative	15,239,939	8,603,583

Loss before other income (expense) and income taxes	(14,407,552)	(8,563,606)

Other income (expense):
Interest expense, net	(7,086,904)	(2,164,142)
Impairment of goodwill	—	(6,192,791)
Impairment of intellectual property	—	(6,990,000)

Minority interest	135,878	—

Loss before income taxes	(21,358,578)	(23,910,539)

Income taxes	800	1,600

Net loss	(21,359,378)	(23,912,139)

Dividends on preferred stock	517,525	100,000

Net loss available to common shareholders	$(21,876,903)	$(24,012,139)

Weighted shares outstanding:
Basic	27,527,784	26,378,677
Diluted	27,527,784	26,378,677

Loss per share available to common shareholder:
Basic	$(.79)	$(.91)
Diluted	$(.79)	$(.91)

See accompanying notes to consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Shareholders’ Deficit

	preferred stock		Common Stock		Paid-In	Subscriptions	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital	Receivable	(Restated)
Balances, September 30, 2004	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Prior period adjustments
Adjustment to purchase price
of assets of TechnoConcepts
(CA)	—	—	—	—	(1,010,000)	—	—
Adjustment of valuation of
shares issued for consulting
fees	—	—	—	—	700,556	—	(700,556)
Adjusted balance September
30, 2004	32,000	32	24,852,671	24,852	8,739,540	(4,008)	(2,941,487)
Collection of subscription
receivable	—	—	—	—	—	4,008	—
Beneficial conversion
feature from the issuance
of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:

Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of
debentures	—	—	771,480	771	1,232,854	—	—

Consulting services	—	—	229,713	230	909,483	—	—

Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for
services rendered	—	—	—	—	971,005	—	—
Retirement of preferred
shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred
Stock	—	—	—	—	—	—	(100,000)

Net loss	—	—	—	—	—	—	(23,912,139)
Balances, September 30,
2005	16,800	$2,000,016	27,015,034	$27,015	$20,180,936	$—	$(26,953,626)
Issuance of warrants for
services rendered	—	—	—	—	8,999,515	—	—
Conversion of debentures	—	—	518,108	518	1,293,572	—	—

Preferred shares issued	2,203	5,505,506	—	—	—	—	—
Shares issued for
consulting services	—	—	825,092	825	1,519,050	—	—
Shares issued for employee
Bonuses	—	—	15,500	16	38,269	—	—
Shares issued for stock
option exercise	—	—	3,000	3	1,497	—	—

Cost of stock options	—	—	—	—	1,413,776	—	—

Dividends	—	—	—	—	—	—	(517,525)

Net Loss	—	—	—	—	—	—	(21,359,378)
Balances, September 30,
2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	—	$(48,830,529)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	September 30, 2006	September 30, 2005 (Restated)

Cash flows from operating activities:

Net loss	$(21,359,378)	$(23,912,139)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation	131,736	50,097
Amortization of debt costs	4,776,910	1,740,618
Shares issued for services	1,519,050	1,880,718
Stock option expense	1,413,775	—
Impairment of goodwill	—	6,192,791
Impairment of intellectual property	—	6,990,000
Minority interest	614,122	—
Shares issued for bonus	38,268	—
Changes in operating assets and liabilities:
Accounts receivable	120,339	419,773
Inventory	255,429	403,009
Other assets	120,652	(375,725)
Accounts payable	793,038	97,456
Accrued expenses	122,326	728,258

Net cash flows from operating activities	(11,453,733)	(5,785,144)

Cash flows from investing activities:
Net Borrowings from related parties	452,127	(152,451)
Acquisition of fixed assets	(728,079)	(348,663)

Net cash flows from investing activities	(275,952)	(501,114)

Cash flows from financing activities:
Proceeds from notes payable	7,310,365	4,525,000
Debt acquisition costs	—	(445,800)
Proceeds from preferred shares	5,505,503	2,000,000
Net borrowings from bank	(331,639)	331,639
Repayment of long-term debt	(14,023)	(4,478)
Stock subscription received	—	4,008
Stock options exercised	1,500	—

Net cash flows from financing activities	12,471,706	6,410,369

Net change in cash and cash equivalents	742,021	124,111
Cash and cash equivalents, beginning of period	190,669	66,558

Cash and cash equivalents, end of period	$932,690	$190,669

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$800	$800

Non-cash investing and financing activities

Shares issued for conversion of debt	518,108	1,233,625

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

In April 2005, Asanté Acquisition Corp. (“Acquisition Corp.”) was formed in the State of California as a wholly owned subsidiary of the Company. Acquisition Corp. was formed primarily to acquire the assets of Asanté Technology Corp. On October 17, 2005, Asanté Acquisition Corp. completed a reorganization with RegalTech Inc. (“RegalTech”), a publicly traded Delaware corporation. The reorganization provided for the merger of Asanté Acquisition Corp. and RegalTech, pursuant to the companies’ Agreement and Plan of Reorganization dated August 31, 2005. RegalTech's name was subsequently changed to Asanté Networks Inc. Asanté Networks maintains a 52-53 week fiscal year ending on the Saturday closest to September 30.

In May 2005, Technoconcepts (Hong Kong) Ltd. (“Techno HK”) was formed in the Republic of China as a wholly owned subsidiary. The Company plans to perform production design and application-specific engineering and to provide product support in Asia for the Company’s semiconductor products at this subsidiary.

In December 2005, the Company formed Jinshilin Techno Ltd. ("Jinshilin Techno") as its wholly owned subsidiary based in Shanghai, China. The Company organized Jinshilin Techno to provide marketing, sales and technical support for True Software Radio(TM) technology in China. On April 21, 2006, Jinshilin Techno acquired IPTV Set Top Box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. ("Jinshilin"). Jinshilin Techno develops new technology for Internet Protocol Television (IPTV), Stream Media Protocol Processing, and Broadcasting Software for IPTV-STB, IPTV-STB providing On-Line Family Real Time Payment Service. Jinshilin Techno expects future generation set-top boxes to support multi-protocol wireless connectivity with television, DVD players and other multi-media appliances, by integrating True Software Radio(TM) into Jinshilin's IPTV-STB. In July 2006, the Company received final approval from the People’s Republic of China for the subsidiary.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Basis for Presentation- The consolidated financial statements include the accounts of the Company and its subsidiaries, Asanté Networks Inc., Jinshilin Techno and Techno HK. All material intercompany transactions have been eliminated in consolidation.

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

Cash and Equivalents - The Company considers investments with an initial maturity of three months or less to be cash equivalents.

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
$244,114

Bad debts - The carrying amount of the Company’s trade accounts receivable approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates used to determine the valuation allowances are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

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

Debt Issuance Costs - Debt issuance costs are the costs incurred relating to the convertible notes and debentures. The costs are amortized over the term of the related indebtedness.

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

Loss per share - Earnings (loss) per share for the years ended September 30, 2006 and 2005 was computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, “Earnings Per Share”. The Company had a net loss for the years ended September 30, 2006 and 2005 and, accordingly, potential dilutive common shares are excluded from this computation for each such year as the effect would be anti-dilutive. The total potential dilutive common shares excluded from this computation totaled 20,798,223 and 4,045,620 in the fiscal years ended September 30, 2006 and 2005, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:

	Year Ended September 30,	Year Ended September 30,
	2006	2005
Basic weighted average shares outstanding	27,527,784	26,378,677
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Diluted weighted average shares outstanding	27,527,784	26,378,677

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Stock-Based Compensation -  In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Until January 1, 2006, the Company accounted for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As the Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. For periods subsequent to January 1, 2006, the Company is required to report the fair value of each option grant as a component of operating expense.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2006 and 2005: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to fiscal 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Stock Based Compensation- The pro forma net loss and loss per share consists of the following:

	Year ended September 30,	Year ended September 30,
	2006	2005 (Restated)

Net loss available to common shareholders, as restated	$(21,876,903)	$(24,012,139)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	(325,135)	(1,166,173)
Proforma net loss available to common shareholders	$(22,202,038)	$(25,178,312)
Proforma diluted loss per share available to common shareholders	$(.81)	$(.95)

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

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

NOTE 2 RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued consolidated balance sheets, statements of operations, statements of shareholders’ equity (deficit) and cash flows for the fiscal years ended September 30, 2005 and 2004 have been restated to correct for certain accounting errors in the following areas:

Intellectual Property - Intellectual property consists of patents, copyrights and trademarks purchased from TechnoConcepts (CA). The Company had previously capitalized these costs as intangible assets. Following the receipt of, and responses to, a series of comment letters from the staff of the SEC’s Division of Corporation Finance, the Company has determined that certain expired provisional patents and trademarks included in these assets totaling $1,010,000 should have been recorded as an adjustment to the purchase price at the time of acquisition. The remaining portion of the assets, comprised primarily of chipsets based on patented technology totaling $6,990,000, has been expensed as of September 30, 2005 as a result of the inability to obtain definitive revenue-producing contracts based on the technology.

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

The Company performed the annual tests at September 30, 2005, and determined there to be an impairment of the goodwill recorded in connection with the acquisition of all of the assets of Asanté Technologies, Inc in June 2005, totaling $529,162. Following the receipt of, and response to, a series of comment letters from the staff of the SEC’s Division of Corporation Finance, the Company has determined that it could have recognized the declining trend in revenues when performing its annual impairment test at September 30, 2005. The Company has therefore determined that the entire amount of the goodwill should have been impaired at that time.

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

	2005		2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenues	$898,261	$898,261	$0	$0

Cost of Sales	858,284	858,284	0	0

Gross Profit	39,977	39,977	0	0

Operating expenses:
General and administrative expenses	8,603,583	8,603,583	880,812	411,939

Loss before other income(expense)
and income taxes	(8,563,606)	(8,563,606)	(880,812)	(411,939)

Other income (expense)
Interest expense	(2,164,142)	(2,164,142)	(252,162)	(252,162)
Impairment of Goodwill	(529,162)	(6,192,791)	0	0
Impairment of intellectual property	0	(6,990,000)	0	0

Loss before income taxes	(11,256,910)	(23,910,539)	(1,132,974)	(664,101)

Income taxes	1,600	1,600	0	0

Net loss	(11,258,510)	(23,912,139)	(1,132,974)	(664,101)

Dividends on preferred stock	100,000	100,000	0	0

Net loss available to common
shareholders	($11,358,510)	($24,012,139)	($1,132,974)	($664,101)

Basic and diluted shares outstanding	26,378,677	26,378,677	19,424,421	19,424,421

Basic and diluted loss per share
available to common shareholder	(0.43)	(0.91)	(0.06)	(0.03)

Restatement Impact on Consolidated Balance Sheet
As of September 30, 2005 and 2004

	2005		2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Assets

Current Assets
Cash	$190,669	$190,669	$66,558	$66,558
Accounts receivable	318,202	318,202	0	0
Inventory	499,543	499,543	0	0
Prepaid expenses	328,723	328,723	727	727

Total current assets	1,337,137	1,337,137	67,285	67,285

Fixed Assets	383,525	383,525	28,743	28,743

Other assets:
Intellectual property	8,000,000	0	8,000,000	6,990,000
Goodwill	5,663,629	0	0	0
Deposits	77,251	77,251	0	0
Debt issue costs	250,762	250,762	82,875	82,875

Total assets	$15,712,304	$2,048,675	$8,178,903	$7,168,903

Liabilities and Shareholders’ Deficit

Current Liabilities
Line of Credit	$331,639	$331,639	$0	$0
Note Payable	750,000	750,000	921,985	921,985
Current portion of capital leases	10,567	10,567	0	0
Accounts payable	2,163,838	2,163,838	9,000	9,000
Accrued expenses	1,076,336	1,076,336	258,989	258,989
Customer deposits	278,806	278,806	0	0
Due to related parties	263,698	263,698	160,000	160,000

Total current liabilities	4,874,884	4,874,884	1,349,974	1,349,974

Capital leases payable less current maturities	17,123	17,123	0	0
Convertible note payable	1,902,327	1,902,327	0	0

Total liabilities	6,794,334	6,794,334	1,349,974	1,349,974

Shareholders’ Deficit

Series A Preferred stock	16	16	32	32
Series B Preferred stock	2,000,000	2,000,000	0	0
Common stock	27,015	27,015	24,852	24,852
Additional paid in capital	20,490,380	20,490,380	9,048,984	8,739,540
Subscriptions receivable	0	0	(4,008)	(4,008)
Accumulated deficit	(13,599,441)	(27,263,070)	(2,240,931)	(2,941,487)

Total shareholders’ deficit	8,917,970	(4,745,659)	6,828,929	5,818,929

Total liabilities and shareholders’ deficit	$15,712,304	$2,048,675	$8,178,903	$7,168,903

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

Shares of Series A-1 preferred stock do not bear dividends. Shares of Series A-2 preferred stock bear dividends, payable quarterly at the rate of five percent per annum or $50.00 per share. Such dividends are payable in cash or common stock, as the Board of Directors shall determine.

Each share of Series A preferred stock is convertible, at the option of the holder thereof, at any time after January 31, 2006, into a number of shares of common stock determined by dividing the face value of the shares to be converted by the conversion price, which shall be an amount equal to the lesser of (i) 100% of the average of the closing bid prices for the Company’s common stock occurring during the five trading days immediately prior to the date of conversion, and (ii) $0.50 per conversion share. The number of shares of the Company’s common stock to be issued upon conversion is subject to anti-dilution protection in the event of certain dilutive issuances by the Company. Notwithstanding the foregoing, shares of Series A-1 preferred stock can only be converted upon the satisfaction of a number of conditions precedent, including that the Company have gross revenues in any fiscal year of at least $75,000,000 as disclosed in a periodic report filing with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The shares of Series A preferred stock are also subject to mandatory conversion upon the occurrence of certain events.

  In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock and of any subsequently issued series of preferred stock, an amount per share equal to the sum of $1,000 for each outstanding share of Series A preferred stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 3- preferred stock (continued)

The holders of the Series A preferred stock have the right to vote on an as-converted basis with the common stock on all matters submitted to a vote of stockholders.

The shares of Series A preferred stock are redeemable, at the option of the holders, for the greater of (x) 125% of the face value of such shares, plus all accrued and unpaid dividends and (y) an amount determined by dividing (A) the sum of the face value of such shares, plus all accrued and unpaid dividends by (B) the conversion price in effect on the date upon which a mandatory redemption is triggered and multiplying the resulting amount by the average closing bid price for shares of our common stock for the five trading days immediately preceding the mandatory redemption date, if: (i) the Company fails to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) business days; (ii) the Company breaches, in a material respect, any material term or condition of its articles of incorporation or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated thereby and such breach continues for a period of five (5) business days after written notice thereof to the Company; or (iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered to the holder of Series A preferred stock prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by us or a failure by the Company to take action.

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

Each share of Series B preferred stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of common stock, subject to certain anti-dilution adjustments. The shares of Series B preferred stock are automatically converted into shares of common stock on the third anniversary of the issuance date unless the shares of the Company’s common stock are not quoted on the Nasdaq market.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Company’s common stock by reason of their ownership thereof, an amount per share equal to the sum of  $2,500 for each outstanding share of Series B preferred stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 3- preferred stock (continued)

The holders of the Series B preferred stock have the right to vote on an as-converted basis, with the holders of common stock on all matters submitted to a vote of stockholders.

The shares of Series B preferred stock are redeemable, at the option of the holders, for 125% of the face value, plus all accrued and unpaid dividends, if: (i) the Company fails to issue shares of common stock to a holder upon conversion of any preferred shares, and such failure continues for ten (10) Business Days;  (ii) the Company breaches, in a material respect, any material term or condition of the Company’s articles of incorporation or any other agreement, document, certificate or other  instrument delivered in connection with the transactions contemplated by the preferred stock securities purchase agreement under which the Series B preferred stock was issued and such breach continues for a period of five (5) business days after written notice thereof to the Company; or (iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered to the investors in such shares prior to the date of issuance is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by the Company  or a failure by the Company to take action.

Series B-1 preferred stock

2,300 shares have been designated as “Series B-1 preferred stock”. Shares of Series B-1 preferred stock have no par value per share, have a face amount of $2,500 per share, and rank senior to shares of common stock but junior to shares of Series A and Series B preferred stock.

Shares of Series B-1 preferred stock bear dividends, payable quarterly at the rate of eight (8%) per cent per annum or $200.00 per share. Such dividends are payable in cash or in shares of the Company’s common stock (at the then current market price), as the Board of Directors shall determine. Each share of Series B-1 preferred stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of our common stock, subject to certain anti-dilution adjustments. Provided there is an effective registration statement covering the resale of the shares of common stock underlying the shares of Series B-1 preferred stock, the shares of Series B-1 preferred stock are automatically converted into shares of our common stock on the date when the market price of our common stock exceeds $5.00 for twenty (20) consecutive trading days.

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

NOTE 4 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $48,830,529, negative working capital of $8,329,426 and a negative cash flow from operations of $11,453,733, which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company expects our cash requirements will be significant throughout its fiscal year 2007, as the Company continues its research and development efforts, and attempts to execute on its business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of the Company’s products and the resources the Company devotes to researching and developing, marketing, selling and supporting its products

The Company believes that its current cash and cash equivalents on hand should be sufficient to fund our operations for at least the next two months. Thereafter, if current sources are not sufficient to meet the Company’s needs, the Company may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require the Company to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If the Company raises additional funds through the issuance of equity securities the percentage ownership of the Company’s shareholders prior to such transaction(s) would be reduced. If the Company is unable to raise sufficient funds on acceptable terms, the Company may not succeed in executing its strategy and achieving its business objectives. In particular, the Company could be forced to limit its product development and marketing activities and forego attractive business opportunities, and the Company may lose the ability to respond to competitive pressures.

NOTE 5 CONVERTIBLE DEBENTURES

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement, and a security agreement with certain institutional investors. Pursuant to the Purchase Agreement, the Company sold its 7% secured convertible debentures in the aggregate principal amount of $3,775,000 and warrants exercisable for a total of 608,000 shares of the Company’s common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The gross proceeds from the offering of the 7% secured convertible debentures, the warrants, and the shares of Series B preferred stock (see Note 3) were approximately $7,013,675 in cash and other consideration. Net proceeds to the Company from this transaction were approximately $3,442,000, after the payment of commissions and expenses. In connection with this transaction, the Company paid commissions to Duncan Capital, LLC, as placement agent, in the approximate amount of $332,550 and also issued warrants exercisable for 120,800 shares of the Company’s common stock at $2.50 per share, 24,160 shares at $3.50 per share and 24,160 shares at $4.00 per share to Duncan Capital.

In issuing the securities under the terms of the Purchase Agreement, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act, in that: (a) the securities were sold to a limited number of sophisticated accredited investors, (b) the securities were sold without any general solicitation or public advertising, and (c) the purchasers provided the Company with representations customary for a private placement of securities.

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $1,803,774 and $1,651,562 for the fiscal years ended September 30, 2006 and 2005 respectively.

Under the terms of the Purchase Agreement, the debentures were convertible into shares of the Company’s common stock at $2.50 per share. Interest was due quarterly on the last day of each calendar quarter and, at the Company’s discretion, could be paid in cash or shares of the Company’s common stock assuming certain conditions were satisfied (including, that the shares of the Company’s common stock issuable upon conversion of the debentures were registered for resale to the public with the Securities and Exchange Commission). On the first day of each month commencing on December 1, 2005, the Company was required to redeem one-twelfth of the original principal amount of the 7% secured convertible debentures.

The 7% secured convertible debentures were due and payable on November 17, 2006. During fiscal 2006, certain debenture holders notified the Company that they were exercising their conversion right, and as a result, debentures in the aggregate principal amount of $1,275,000 were converted into 510,000 shares of the Company’s common stock. Also during fiscal 2006, certain debenture holders notified the Company that they were willing to exchange their debentures for secured subordinated promissory notes (more fully described in Note 6) and, as a result, debentures in the aggregate principal amount of $1,250,000 were exchanged for the Company’s secured subordinated promissory notes.

As of September 30, 2006, the outstanding debentures consisted of the following:

Principal amount of 7% secured convertible debentures outstanding as of September 30, 2006	$1,250,000
Less: unamortized conversion costs	(68,899)
$1,181,101

Subsequent to September 30, 2006, additional debenture holders notified the Company that they were willing to exchange their debentures for the Company’s secured subordinated promissory notes and, as a result, debentures in the aggregate principal amount of $1,000,000 were also exchanged. Debentures in the aggregate principal amount of $250,000 remained outstanding as of November 17, 2006.

As of the date of this report, the Company has not paid the principal and interest due with respect to the outstanding debentures and is, accordingly, in default. The Company is also in default because (i) the Company’s registration statement, required under the registration rights agreement associated with the debentures, has not been declared effective, and (ii) the Company did not redeem the debentures as required commencing on December 1, 2005. Therefore, the holders of the outstanding debentures can elect to require the Company to pay a mandatory repayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under such debentures. The terms of a separate security agreement provide that, upon the occurrence of an event of default which is not cured, the debenture holders (acting in concert) have the right to take possession of all of the Company’s assets, to operate the Company’s business and to exercise certain other rights provided in the security agreement associated with the debentures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 5- Convertible Debentures (continued)

Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the debentures and upon exercise of the warrants by no later than January 20, 2005. On May 4, 2005, the Company filed with the SEC a registration statement on Form SB-2 for that purpose. By virtue of the delinquency, the Company became obligated to pay a penalty equal to 1% of the aggregate purchase price paid by each purchaser for the debentures, effective as of January 20, 2005, and an additional 1% on the 20th of each month thereafter until (and including) April 20, 2005. Any unpaid amount was to bear interest at a rate of 18% per annum. Under the Registration Rights Agreement, the Company also agreed to use its best efforts to cause the registration statement to be declared effective by the SEC as promptly as possible, but not later than 135 days following the closing date of the financing transaction. On July 15, 2005, the Registration Rights Agreement was amended to extend the period for the registration statement to be declared effective from 135 days to 300 days. However, the registration statement was not declared effective by the SEC within this extended 300-day period. Failure to have the registration statement declared effective resulted in the occurrence of an event of default under the debentures, effective September 13, 2005, which has not been cured as of the date hereof. Certain liabilities have therefore been incurred by the Company for failing to have the registration statement declared effective, in a timely manner. The Registration Rights Agreement also provides indemnification and contribution remedies to the purchasers of the debentures and warrants in connection with the resale of the shares of common stock underlying such securities pursuant to such registration statement.

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

Effective as of May 30, 2006, the Company entered into a series of note purchase agreements with a number of investors, including certain investors in the Company’s 7% secured convertible debentures who agreed to exchange such debentures for secured subordinated promissory notes issued and sold under such note purchase agreements. To secure the Company's obligations under the note purchase agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the investors, subordinated to the security interest of the holders of the Company’s 7% secured convertible debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the note purchase agreements.

Under the note purchase agreements, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $8,359,520. The secured subordinated promissory notes carry an interest rate of 8% per annum.. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which the Company consummates the closing of its next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The Company may, at its option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

Under the terms of the secured subordinated promissory notes, the holders may declare the notes immediately due and payable upon the occurrence of any of the following events of default: (i) the Company’s failure to pay the principal when due, (ii) the Company’s material breach of any of the covenants or conditions made in the note purchase agreements , the secured subordinated promissory notes or the other transaction documents, (iii) the Company's filing of a voluntary bankruptcy proceeding, or (iv) the filing of an involuntary bankruptcy petition against the Company that is not dismissed or discharged within 180 days.

As part of the consideration for the sale of these notes, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 8,359,520 shares of the Company’s common stock. At issuance, the warrants had an estimated fair value of $8,359,520. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 6 Notes Payable (continued)

As of September 30, 2006 the Notes payable consisted of the following:

Notes payable	$8,359,520
Less: unamortized issuance costs	(5,791,763)
$2,567,757

Subsequent to September 30, 2006, the Company and an investor in the secured subordinated promissory notes agreed to the exchange if $2,250,000 in principal amount of the secured subordinated promissory notes held by such investor into 1,500,000 shares of the Company’s common stock.

NOTE 7 NOTES PAYABLE

During October, 2005 and April, 2006, the Company issued 8% promissory notes in the aggregate principal amount of $665,000 and $285,000, respectively. As part of the consideration, the Company issued 5-year warrants to purchase an aggregate of 469,000 shares of the Company’s common stock at an exercise price of $3.00 per share, with each purchaser of the promissory notes receiving a pro rata share of the warrant pool consistent with the principal amount of the notes purchased. At issuance, the warrants had an estimated fair value of $864,270. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19 to112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

The promissory notes matured two months after the date of issuance, and now are due upon demand. The Company paid a finder’s fee of 10% of the gross proceeds upon maturity of these notes.

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
$—

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At such time, the allowance will either be increased or reduced. Reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset will not be realized. It is management’s position that the deferred tax asset be recorded when there is positive evidence it will be realized.

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

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Year ended September 30, 2005	Nine months ended September 30, 2005
U.S. Federal income tax statutory rate	(34)%	(34)%
State income tax, net of federal income tax benefit	(6)%	(6)%
Other- primarily net operating losses	40%	40%
	—%	—%

NOTE 9 RELATED PARTY TRANSACTIONS

Certain officers have made interest-free advances to the Company. At September 30, 2006, the advances totaled $715,825.

NOTE 10 LEASE

The Company leases its various office facilities under operating leases that expire through 2009. Future minimum rentals on the leases are as follows:

Year ended September 30,
2007	$460,636
2008	248,984
2009	16,866
$726,486

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 11 ACQUISITION

On June 2, 2005, TechnoConcepts, Inc. (the "Company"), through its wholly-owned subsidiary, Asanté Acquisition Corp. acquired substantially all of the assets (collectively, the “Asanté Assets”) of Asanté Technologies, Inc. (“Asanté”). The acquisition of these assets was consummated pursuant to an Agreement and Plan of Acquisition among Asanté, the Company, and Asanté Acquisition Corp. dated as of February 25, 2005. In connection with the acquisition, Asanté Acquisition Corp. purchased the Asanté assets, which included certain patents, trademarks and other intellectual property right, along with cash and cash equivalents, accounts receivable, inventory, property, plant, equipment and other capital assets, in exchange for 1,161,170 restricted shares of the Company’s common stock.

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

On October 17, 2005, TechnoConcepts, Inc., through its wholly-owned subsidiary, Asanté Acquisition Corp. completed a reorganization with RegalTech Inc.( “RegalTech”), a publicly traded Delaware corporation. The reorganization provided for the merger of Asanté Acquisition Corp. and RegalTech, pursuant to the companies’ Agreement and Plan of Reorganization dated August 31, 2005. RegalTech’s name was changed to Asanté Networks, Inc. (“Asanté Networks”) and is trading on the Pink Sheets under the ticker symbol “ASTN”.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 11 Acquisition (continued)

In connection with the merger, the Company received 15,000 shares of Series A nondilutable convertible preferred stock (the “preferred stock”) of Asanté Networks, which when converted will represent approximately eighty-five percent (85%) of the outstanding shares of Asanté Networks. Each share of preferred stock may be converted at any time after October 1, 2006 for 10,000 shares of common stock. The Company, as the holder of the preferred stock, shall have the same voting rights with respect to the business, management and affairs of Asanté Networks as if the preferred stock were converted to shares of common stock on the record date. The preferred stock bears dividends at an annual rate of $10.00 per share. In addition, Asanté Networks has effected a 10-for-1 forward split of its common shares. Since the Company has retained 85% of the voting shares, the Company continues to report Asanté as a subsidiary and reflects the remaining 15% as a minority interest.

NOTE 12 COMMON STOCK ISSUED FOR CONSULTING SERVICES

During the year ended September 30, 2006, the Company issued 825,092 shares of common stock for consulting fees provided by third parties. The value of each share issuance was determined using the closing price of the common stock of the Company on the date of issuance.

NOTE 13 WARRANTS

On November 17, 2004 the Company entered into a securities purchase agreement (the "Purchase Agreement"), a registration rights agreement, and a security agreement with certain institutional investors. Pursuant to the Purchase Agreement, the Company sold its 7% secured convertible debentures in the aggregate principal amount of $3,775,000 and warrants exercisable for a total of 608,000 shares of the Company’s common stock, one half of which are exercisable at $3.50 per share and one half of which are exercisable at $4.00 per share. The warrants are exercisable at any time until November 17, 2009. In connection with this transaction, the Company issued warrants to Duncan Capital, LLC, as placement agent, exercisable for 169,120 shares of the Company’s common stock, with warrants exercisable for 120,000 shares at $2.50 per share, warrants exercisable for 24,160 shares at $3.50 per share and warrants exercisable for 24,160 shares at $4.00 per share. Pursuant to certain anti-dilution terms of the warrants, adjustments to the exercise price and to the number of warrant shares were required upon the issuance of our 8% secured subordinated promissory notes in May 2006. Therefore, the number of warrant shares increased from 608,000 to 3,060,000 and the exercise price of these warrants was re-set to $1.00 per share.

During March 2005, the Company completed a private placement of 800 shares of Series B preferred stock at a price of $2,500 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 320,000 shares of common stock, one half of which were exercisable at $3.50 per share and one half of which were exercisable at $4.00 per share. The warrants are exercisable at any time until March 31, 2010. Pursuant to the anti-dilution terms of the warrants, adjustments to the exercise price and to the number of warrant shares were required upon the issuance of the Company’s 8% secured subordinated promissory notes. Therefore, the number of warrant shares increased from 320,000 to 1,120,000 and the exercise price of these warrants was re-set to $1.00 per share.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 13 Warrants (continued)

In June 2005, the Company issued to a financial advisor warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.75 per share. The warrants are exercisable for the three- year period.

In September 2005, the Company issued to a financial advisor warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrants are exercisable for a three-year period.

In September 2005, the Company issued to consultants warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75 per share. The warrants are exercisable for a three-year period.

In September 2005, the Company issued to a financial advisor warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants are exercisable for a three-year period.

In September 2005, in conjunction with the establishment of a credit facility, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.85 per share. The warrants are exercisable for a three-year period.

During fiscal 2006, the Company completed a private placement of 2,203 shares of Series B-1 preferred stock at a price of $2500 per share for gross proceeds of $5,505,506. The Company also issued to the investors warrants to purchase an aggregate of 880,880 shares of common stock, with warrants exercisable for 440,000 shares at an exercise price of $3.00 per share and warrants exercisable for 400,000 shares at an exercise price of $4.00 per share. Pursuant to certain anti-dilution terms of these warrants, adjustments to the exercise price and to the number of warrant shares were required upon the issuance of our 8% secured subordinated promissory notes in May 2006. Therefore, the number of warrant shares increased from 880,880 to 3,083,083 and the exercise price of these warrants was re-set to $1.00 per share.

In October 2005 and April 2006, the Company entered into a series of note purchase agreements with a number of investors in the Company’s 8% promissory notes, In connection with this financing transaction, the Company issued to the investors warrants exercisable for an aggregate of 469,000 shares of the Company’s common stock at an exercise price per share of $3.00. The warrants are exercisable for a five-year period..

On May 30, 2006, the Company entered into a series of note purchase agreements with a number of investors in the Company 8% secured subordinated promissory notes. In connection with this financing transaction, the Company issued to the investors in the 8% secured subordinated promissory notes warrants exercisable for an aggregate of 8,359,520 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable for a five-year period.

At September 30, 2006, warrants exercisable for a total 16,635,723 shares of the Company’s common stock were outstanding. Of this amount, warrants exercisable for 15,622,603 shares of the Company’s common stock have an exercise price of $1.00, warrants exercisable for 220,800 shares have an exercise price of $2.50, warrants exercisable for 469,000 shares have an exercise price of $3.00, warrants exercisable for 24,160 shares have an exercise price of $3.50, warrants exercisable for 40,000 shares have an exercise price of $3.75, warrants exercisable for 150,000 shares have an exercise price of $3.85, warrants exercisable for 24,160 shares have an exercise price of $4.00, warrants exercisable for 75,000 shares have an exercise price of $4.50 and warrants exercisable for 10,000 shares have an exercise price of $6.00.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 13 Warrants (continued)

The fair value weighted average of the exercise price of the warrants is $1.15. The weighted average exercise price for all outstanding warrants as of September 30, 2006 is $1.15 and the weighted average remaining contractual life of warrants outstanding is 3.8 years. The table below summarizes warrants outstanding as of September 30, 2006:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Granted	1,193,120	$1.15
Exercised	—	—
Canceled	—	—

Warrants outstanding and
exercisable at
September 30, 2005	1,193,120	$1.15

Granted	15,442,603	$1.15
Exercised	—	—
Canceled	—	—

Warrants outstanding and
Exercisable at
September 30, 2006	16,635,723	$1.15

NOTE 14 OPTIONS

In September 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to which up to 12,000,000 shares of common stock may be issued to officers, employees, non-employee directors, and consultants either through the award of restricted stock or through the exercise of grants of incentive stock options or nonqualified stock options. The exercise price of an option granted under the 2005 Plan generally may not be less than the fair market value of the Company’s common stock on the date of grant. Subject to the terms of the 2005 Plan, the Board of Directors is authorized to select optionees and to determine the number of shares covered by each option, its exercise price, a vesting schedule, and certain other terms.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 14 Options (continued)

The fair value weighted average of the exercise price of the options outstanding as of September 30, 2006, is $2.67. The weighted average exercise price for all outstanding options as of September 30, 2006 is $2.67 and the weighted average remaining contractual life of warrants outstanding is 2.6 years. The table below summarizes options outstanding as of September 30, 2006:

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

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company's Compensation Committee of the Company’s Board of Directors, and also provides for the employee’s eligibility to participate in the Company’s benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

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

$0

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 18 SUBSEQUENT EVENTS

Separation and Release Agreement

In December 2006, the Company entered into a separation and release agreement with Richard T. Hines Consulting (“RTH Consulting”) and its principal, who was then serving as a member of the Company’s board of directors. Among other provisions, the agreement provides for the release of the Company’s obligations under a consulting agreement, entered into August 2004, under which RTH Consulting was to perform consulting services and strategic marketing to government and international agencies with general assistance in support of marketing the products of the Company for 18 months in exchange for $10,000 per month, plus options to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.75 per share. In addition, Mr. Hines resigned as a director, received a one-time payment of $108,691 and retained the ability to exercise previously granted options for the purchase of 90,000 shares of the Company’s common stock.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(2)
As of September 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly adjust the initial valuation of trademarks and expired provisional patents acquired in connection with the Company’s acquisition of TechnoConcepts, Inc., a Nevada corporation (“TCI Nevada”) in February 2004. At the time of the initial valuation of these assets, management should have recognized that the subject of the trademarks had no “brand” value and that the technology underlying the provisional patents were effectively part of an ongoing research and development effort at the time of their acquisition. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

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

Director Independence

The Board believes that the interests of its shareholders are best served by having at least a majority of objective independent representatives on the Board.

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

Audit Committee. The Audit Committee operates pursuant to a written charter that was adopted in February 2004. Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors. The Board has determined that John Mansfield, the chairman of the Company’s Audit Committee, meets the Securities and Exchange Commission criteria of an audit committee financial expert.

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

The Board will also consider for nomination as a director qualified candidates suggested by our shareholders. Shareholders can suggest qualified candidates for nomination as a director by writing to our corporate secretary at 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411. Submissions that are received that meet the criteria outlined above are forwarded to the Corporate Governance/Nominating Committee for further review and consideration.

Codes of Ethics

In February 2004, our Board of Directors adopted a Code of Business Ethics covering all officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All of our employees are required to certify that they have reviewed and understand the Code of Business Ethics.

In April 2004, our Board of Directors also adopted a separate Code of Business Ethics for our CEO and senior financial officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. Any person wishing to receive, without charge, a copy of such code of ethics, should request the same by writing to our corporate secretary at 6060 Sepulveda Blvd., Suite 202, Van Nuys, CA 91411.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

During the period beginning February 17, 2004, the date upon which the Exchange was consummated and ending September 30, 2004, no salary or any other compensation was paid to the Company’s Chief Executive Officer or any officer or employee of the Company for the services provided to us. During the Company’s fiscal year ending September 30, 2007, Antonio E. Turgeon, our President and Chief Executive Officer, will be paid a base salary of $240,000, Ronald M. Hickling, our Chief Technology Officer, will be paid a base salary of $168,000, Michael Handelman, our Chief Financial Officer, will be paid a base salary of $200,000, Eric Pommer, our Vice President and General counsel, will be paid a base salary of $125,000 and Dr. Feng Yuh Juang, our Vice Chairman, will be paid a base salary of $120,000.

Summary Compensation Table

Name and		Annual Compensation		Other Annual	All Other
Principal Position	Year	Salary	Bonus	Compensation	Compensation
Antonio Turgeon , Chairman and	2006	$240,000	$0	$0	$0
Chief Executive Officer	2005	$180,000	$0	$0	$0

Ron Hickling ,	2006	$154,000	$0	$0	$0
Chief Technology Officer	2005	$105,000	$0	$0	$0

Michael Handelman , Chief Financial	2006	$127,500	$0	$0	$0
Officer	2005	$93,750	$0	$0	$0

Dr Feng Yuh Juang ,	2006	$120,000	$0	$0	$0
Vice Chairman	2005	$90,000	$0	$0	$0

Eric Pommer ,	2006	$125,000	$0	$0	$0
Vice President and General Counsel	2005	$81,667	$0	$0	$0

Employment Contracts

As of September 30, 2006, we had a three year employment contract with Antonio Turgeon commencing on January 1, 2005 at an annual salary of $240,000. The Company also has a three year employment contract with Richard Juang commencing on January 1, 2005 at an annual salary of $120,000, and Ron Hickling commencing on January 1, 2005 at an annual salary of $140,000 that has been increased to $168,000 annually.

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

Equity Compensation Plan Information

In September 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to which up to 12,000,000 shares of common stock may be issued to officers, employees, non-employee directors, and consultants either through the award of restricted stock or through the exercise of incentive stock options or nonqualified stock options granted under the 2005 Plan. The exercise price of an option granted under the 2005 Plan generally may not be less than the fair market value of the Company’s common stock on the date of grant. Subject to the terms of the 2005 Plan, our Board of Directors is authorized to select optionees and to determine the number of shares covered by each option, its exercise price, a vesting schedule, and certain other terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The following tables sets forth information as of January 14, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, Series A preferred stock, Series B preferred stock and Series B-1 preferred stock, respectively, held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, Series A preferred stock, Series B preferred stock and Series B-1 preferred stock, as applicable (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2006, the Company entered into a separation and release agreement with Richard T. Hines Consulting (“RTH Consulting”) and its principal, who was then serving as a member of the Company’s board of directors. Among other provisions, the agreement provides for the release of the Company’s obligations under a consulting agreement entered into August 2004, under which RTH Consulting was to perform consulting services and strategic marketing to government and international agencies with general assistance in support of marketing the products of the Company for 18 months in exchange for $10,000 per month, plus options to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.75 per share. In addition, Mr. Hines resigned as a director, received a one-time payment of $108,691 and retained the ability to exercise previously granted options for the purchase of 90,000 shares of the Company’s common stock.

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit Number	Description of Exhibit	Filed herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated December 15, 2003, between Technology Consulting Partners Inc. and TechnoConcepts Inc., a Nevada corporation		8-K		2.1	2/18/04

2.2	Agreement and Plan of Acquisition Among Asante Technologies, Inc., and TechnoConcepts, Inc. and Asante Acquisition Corp., dated January 29, 2005	X

2.3	Earn-Out Agreement, dated February 25, 2005, among Asante Technologies Inc., the Company and Asante Acquisition Corp.		8-K		2.02	6/9/05

2.4	Agreement and Plan of Reorganization, dated August 31, 2005, between RegalTech, Inc. and Asante Acquisition Corp.		8-K		2.1	10/21/05

3.1	Restated Articles of Incorporation of the Company		10-KSB/A	9/30/04	3.1	5/2/05

3.1.1	Articles of Amendment to Articles of Incorporation of Technology Consulting Partners, Inc., filed with the Colorado Secretary of State on April 8, 2004	X

3.1.2	Certificate of Designations to the Restated Articles of Incorporation, as amended, setting forth the terms of the Company’s Series A preferred stock		10-KSB/A	9/30/04	3.1	5/2/05

3.1.3	Certificate of Designations to the Restated Articles of Incorporation, as amended, setting forth the terms of the Company’s Series B preferred stock		10-KSB	9/30/04	3.1	1/14/05

3.1.4	Amendment to the Restated Articles of Incorporation, as amended, Certificate of Designations setting forth the terms of the Company’s Series B-1 preferred stock and authorizing additional shares	X

3.1.5	Certificate of Designations to the Restated Articles of Incorporation, as amended, setting forth the terms of the Company’s Series C preferred stock	X

3.2	Bylaws of the Company		10-KSB/A	9/30/04	3.2	5/2/05

4.1	Specimen stock certificate for common stock of the Company	X

4.2	Form of 7% Secured Convertible Debentures		10-KSB	9/30/04	4.1	1/14/05

4.3	Form of Warrant to purchase shares of the Company’s common stock issued and sold in conjunction with the 7% Secured Convertible Debentures		10-KSB	9/30/04	4.1	1/14/05

4.4	Form of Warrant to purchase shares of the Company’s common stock issued and sold in conjunction with the Company’s sale of 8% Promissory Notes from October 2005 through April 2006	X

4.5	Form of Warrant to purchase shares of the Company’s common stock issued and sold in conjunction with the Company’s sale of 8% Secured Subordinated Promissory Notes from May 2006 through December 2006	X

4.6	Warrant to purchase 100,000 shares of the Company’s common stock issued to Richstar Venture, Inc., a financial advisor, in June 2005	X

4.7	Warrant to purchase 75,000 shares of the Company’s common stock issued to Cyndel & Co. Inc., a financial advisor, in September 2005	X

4.8	Warrant to purchase 75,000 shares of the Company’s common stock issued to SDS Capital Group SPC, Ltd., in September 2005, in conjunction with the Company’s establishment of a credit facility	X

4.9	Warrant to purchase 75,000 shares of the Company’s common stock issued to Triumph Research Partners, in September 2005, in conjunction with the Company’s establishment of a credit facility	X

10.1	Subscription Escrow Agreement, among the Company and various investors		SB-2/A		10.1.1	8/28/02

10.2	Securities Purchase Agreement, dated November 17, 2004, among the Company and the investors in the Company’s 7% Secured Convertible Debentures and warrants exercisable for shares of the Company’s common stock		10-KSB	9/30/04	10.1.1	1/14/05

10.2.1	First Amendment to Securities Purchase Agreement, dated November 17, 2004, among the Company and the investors in the Company’s 7% Secured Convertible Debentures and warrants exercisable for shares of the Company’s common stock		10-KSB	9/30/04	10.1.2	1/14/05

10.3	Registration Rights Agreement, dated November 17, 2004, among the Company and the investors in the Company’s 7% Secured Convertible Debentures and warrants exercisable for shares of the Company’s common stock		10-KSB	9/30/04	10.2	1/14/05

10.4	Security Agreement, dated November 17, 2004, among the Company and the investors in the Company’s 7% Secured Convertible Debentures and warrants exercisable for shares of the Company’s common stock		10-KSB	9/30/04	10.3	1/14/05

10.5	Preferred Stock Purchase Agreement, dated November 17, 2004, between the Company and Triumph Research Partners LLC, pursuant to which the Company issued and sold 800 shares of its Series B preferred stock		10-KSB	9/30/04	10.4	1/14/05

10.6	Securities Purchase Agreement, dated November 17, 2005, among the Company and the investors in an aggregate of 2,203 shares of the Company’s Series B-1 preferred stock	X

10.7	Note Purchase Agreement, dated August 2, 2006, between the Company and the investors in an aggregate for up to $1,000,000 in subordinated convertible promissory notes	X

10.8	Note Purchase Agreement, dated May 2006 through November 2006, between the Company and the investors in an aggregate for up to $10,000,000 in Series A secured subordinated promissory notes	X

10.9	Employment Agreement, dated as of December 22, 2004, between the Company and Antonio Turgeon	X

10.10	Employment Agreement, dated as of September 15, 2004, between the Company and Dr. Feng Yuh (Richard) Juang	X

10.11	Employment Agreement, dated as of September 25, 2004, between the Company and Ronald M. Hickling	X

10.12	Executive Employee Agreement, dated January 24, 2007, between the Company and Richard Hahn		8-K		10.1	1/30/07

10.13	Confidentiality and Inventor’s Assignment Agreement, dated January 24, 2007, between the Company and Richard Hahn		8-K		10.1	1/30/07

10.14	Consulting Agreement, dated July 19, 2004, between the Company and Richard T. Hines		10-KSB/A	9/30/04	10.6	5/2/05

10.15	Separation and Release Agreement, dated December 7, 2006, among the Company, Richard T. Hines and Richard T. Hines Consulting, Inc.		8-K		10.1	12/14/06

10.16	The Company’s 2005 Equity Incentive Plan	X

10.17
Multi-Tenant Office Lease, dated December 20, 2004, between Electro Rent Corporation and the Company for the Company’s corporate headquarters at 6060 Sepulveda Blvd., Suite 202, Van Nuys, California 91411
		X

10.17.1	Sublease, dated June 27, 2006, between Moon Mesa Media, LLC, and Sheryl Hardy (“sublessor”) and the Company for the premises at 14945 Ventura Boulevard, Suite 300, Sherman Oaks, California 91403	X

10.17.2	Office Building Lease, dated July 6, 2006, between JMA Trust, Michael Hirsh & Patricia Knapp and the Company for the premises at 2182 Dupont Drive, Irvine, California 92612	X

10.17.3	Lease Agreement, dated November 13, 2006, between Adaptec, Inc. and the Company for the premises at 673 South Milpitas Boulevard, Milpitas, California 95035	X

10.17.4	Lease Agreement, dated August 1, 2005, between Hong Kong Science & Technology Parks Corp. and the Company for the premises at the Innovation Center in Hong Kong Science Park in Hong Kong, China	X

10.17.5
English translation of Rental Agreement, dated June 20, 2006, between Joint Development Company of Hi-tech Park and China Jinshilin Techno Company Ltd. for the premises at the Technology Industry Building in Caohejing New Technology Development Zone, in Shanghai, China
		X

14.1	The Company’s Code of Ethics for the Chief Financial Officer and Senior Financial Officers		10-KSB	9/30/04	10.4	1/14/05

21.1	Subsidiaries of the Company		SB-2/A		21	8/28/02

23.1	Consent of Seligson & Giannattasio, LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32	Rule 13a-14(b)/15d-14(b) Certification of Chief Executive Officer and Chief Financial Officer	X

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

TECHNOCONCEPTS, INC.

Dated: February 14, 2007	By:	/s/ Antonio E. Turgeon
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Antonio E. Turgeon	Chairman of the Board, President and Chief Executive Office	February 14, 2007
ANTONIO E. TURGEON	Principal Executive Officer

/s/ Michael Handelman	Chief Financial Officer and Principal Accounting and	February 14, 2007
MICHAEL HANDELMAN	Financial Officer

	Director	February 14, 2007
RONALD HICKLING

/s/ George Lange	Director	February 14, 2007
GEORGE LANGE

/s/ John Mansfield	Director	February 14, 2007
JOHN MANSFIELD

	Director	February 14, 2007
DR. FENG YUH JUANG

	Director	February 14, 2007
RICHARD HINES

/s/ Michael Ussery	Director	February 14, 2007
MICHAEL USSERY