Form 10QSB
period 2006-12-31
TECHNOCONCEPTS, INC.
filed 2007-02-20
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 333-90682

TechnoConcepts, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1605055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Sepulveda Blvd. Suite 202
Van Nuys, Ca. 91411
(Address of principal executive offices)

(818) 988-3364
(Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of February 17, 2007, the Registrant had 37,087,325 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
Yes ☐ No ☒

INDEX

Page No.
Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) as of December 31, 2006 and September 30, 2006	3

Consolidated Statements of Operations (Unaudited) for the three months
ended December 31, 2006, and three months ended December 31, 2005	5

Consolidated Statement of Shareholders’ Equity (Unaudited),
three months ended December 31, 2006	6

Consolidated Statements of Cash Flows (Unaudited), three months ended
December 31, 2006, and three months ended December 31, 2005	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of Operations	20

Item 3. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2006
	(Unaudited)

ASSETS

Current assets:
Cash	$378,885	$932,690
Accounts receivable, net of allowance for doubtful
accounts of $60,991 and $60,632 as of December 31, 2006
and September 30, 2006, respectively	268,150	197,863
Inventory, net of reserves of $402,463 and $444,000 as of
December 31, 2006 and September 30, 2006, respectively	246,051	244,114
Prepaid expenses	175,672	180,883

Total current assets	1,068,758	1,555,550

Fixed assets, net	929,857	979,868

Other assets:
Deposits	113,094	104,439
Debt issuance costs, net	—	9,226

Total assets	$2,111,709	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2006
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable (in default),
net of unamortized debt issuance costs of $0 and $68,899
as of December 31, 2006 and September 30, 2006,
respectively	250,000	$1,181,101
Notes payable
net of unamortized debt issuance costs of $7,074,471
and $5,791,763 as of December 31, 2006 and
September 30, 2006, respectively	2,889,436	2,567,757
Notes payable
net of unamortized debt issuance costs of $257,769
and $476,152 as of December 31, 2006 and September 30, 2006,
respectively	692,231	473,848
Capital leases payable	9,619	13,667
Accounts payable	2,532,314	2,956,876
Accrued expenses payable	1,948,882	1,975,902
Due to related parties	681,779	715,825

Total current liabilities	9,004,261	9,884,976

Minority interest	598,143	614,122

Shareholders' deficit:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16	16
Series B Preferred, no par value, 3,100 shares authorized, 2,423 and 3,003 shares issued and outstanding as of December 31, 2006,
and September 30, 2006, respectively	6,055,506	7,505,506
Common stock, no par value, 100,000,000
shares authorized, 31,331,020 and 28,376,734 shares
issued and outstanding as of December 31, 2006 and
September 30, 2006, respectively	31,331	28,377
Additional paid-in capital	42,172,584	33,446,615
Accumulated deficit	(55,750,132)	(48,830,529)

Total shareholders' deficit	(7,490,695)	(7,850,015)

Total liabilities and shareholders' deficit	$2,111,709	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	October 1, 2006	October 1, 2005
	To	To
	December 31, 2006	December 31, 2005

Revenues:
Net Sales	$107,263	$1,106,377

Cost of goods sold	73,712	890,164

Gross profit	33,551	216,213

Operating expenses:
General and administrative	3,553,321	2,890,139

Loss before other income (expense) and income taxes	(3,519,770)	(2,673,926)

Other income (expense):
Interest expense, net	(3,253,204)	(1,554,483)

Minority interest	15,979	52,547

Loss before income taxes	(6,756,995)	(4,175,862)

Income taxes	—	—

Net loss	(6,756,995)	(4,175,862)

Dividends on preferred stock	162,608	50,000

Net loss available to
common shareholders	$(6,919,603)	$(4,225,862)

Weighted average shares outstanding:
Basic	29,853,877	27,212,484
Diluted	29,853,877	27,212,484

Loss per share available to common shareholders:
Basic	$(.23)	$(.16)
Diluted	$(.23)	$(.16)

See accompanying notes to unaudited consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Shareholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balances, September 30, 2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	$(48,830,529)
Issuance of warrants for services rendered	—	—	—	—	3,831,640	—
Conversion of notes payable	—	—	1,550,000	1,550	2,248,450	—
Shares issued for consulting services			64,592	65	134,935
Cost of stock options					788,405
Conversion of preferred shares.	(580)	(1,450,000)	599,000	599	1,449,401
Shares issued in settlement of debt			176,408	176	273,702
Exercise of warrants			564,286	564	(564)
Dividends	—	—	—	—	—	(162,608)
Net loss	—	—	—	—	—	(6,756,995)
Balances, December 31, 2006	18,423	$6,055,522	31,331,020	$31,331	$42,172,584	$(55,750,132)

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	October 1, 2006	October 1, 2005
	To	To
	December 31, 2006	December 31, 2005

Cash flows from operating activities:
Net loss	$(6,756,995)	$(4,175,862)

Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation	62,189	30,670
Amortization of debt costs	9,226	992,479
Minority interest	(15,979)	697,453
Interest paid in warrants	2,836,214	274,044
Stock option expense	788,405	—

Changes in operating assets and liabilities:
Decrease in accounts receivable	(70,287)	(710,866)
Decrease in inventory	(1,937)	106,431
Increase in other assets	(3,444)	(85,556)
(Decrease) increase in accounts payable	(424,562)	246,898
Increase in accrued expenses	(189,628)	33,118

Net cash from operating activities	(3,766,798)	(2,591,191)

Cash flows from investing activities:
Net borrowings from related parties	(34,046)	37,284
Acquisition of fixed assets	(12,178)	(183,769)

Net cash from investing activities	(46,224)	(146,485)

Cash flows from financing activities:
Proceeds from notes payable	3,263,265	—
Proceeds from preferred shares	—	2,686,200
Net borrowings from bank	—	(49,139)
Repayment of long-term debt	(4,048)	(3,676)

Net cash from financing activities	3,259,217	2,633,385

Net decrease in cash and cash equivalents	(553,805)	(104,291)
Cash and cash equivalents, beginning of period	932,690	190,669

Cash and cash equivalents, end of period	$378,885	$86,378

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$	$800

Non-cash investing and financing activities
Warrants issued as debt issuance costs	$3,831,640	$425,725
Shares issued for conversion of debt	2,658,878	986,069

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending September 30, 2007, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Asanté Networks Inc., Jinshilin Techno Ltd. and Techno (Hong Kong) Limited. All material intercompany transactions have been eliminated in consolidation.

NOTE 2 - INVENTORY

Inventories consist of the following:

	December 31, 2006 (Unaudited)	September 30, 2006
Raw materials	108,908	94,755
Finished goods	539,606	593,359
	648,514	688,114
Less: Reserve	(402,463)	(444,000)
	$246,051	$244,114

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 3 - EARNINGS/(LOSS) PER SHARE

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents, including shares issuable on the exercise of options, warrants and convertible debt, in accordance with SFAS No. 128. The total potential dilutive common shares excluded from this computation due to the anti-dilution effect, totaled 26,844,610 and 7,905,412 in the fiscal quarters ended December 31, 2006 and 2005, respectively.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three month periods ended December 31, 2006 and 2005 because the inclusion of common stock equivalents would be anti-dilutive.

NOTE 4 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and requires companies to recognize compensation cost in an amount equal to the fair value of the share-based payments, such as stock options granted to employees.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. We previously accounted for our share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations. Prior to our adoption of SFAS 123R, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to our adoption of SFAS 123R, compensation cost for restricted (“non-vested”) stock was recorded based on the market value of the underlying common stock on the date of the grant.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2006 and 2005: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 4 - Stock-based compensation (Continued)

The effects of applying SFAS No. 123, as amended, in the pro forma disclosures are not indicative of future amounts as they do not include the effects of awards on the financial statements prior to January 1, 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net loss and loss per share consists of the following:

	Three Months ended December 31
	2006	2005

Net loss available to common shareholders,	$(6,919,603)	$(4,225,862)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	—	(216,137)
Proforma net loss available to common shareholders	$(6,919,603)	$(4,441,999)
Proforma diluted loss per share available to common shareholders	$(.23)	$(.16)

NOTE 5 - INCOME TAXES

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carry forwards, and federal and state net operating loss carry forwards, which may reduce taxable income in future periods. During the first quarter of fiscal year 2007, the Company continued to monitor the realizability of these assets and concluded that it was not more likely than not that such assets will be realized. The cumulative tax and operating losses, the lack of taxes in the carry back period, and the uncertainty surrounding the extent or timing of future taxable income led the Company to conclude that it not more likely than not that the Company will realize the tax benefits of the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets.

NOTE 6- PREFERRED STOCK

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6- Preferred Stock (Continued)

Series A preferred stock (Continued)

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6- Preferred Stock (Continued)

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6- Preferred Stock (Continued)

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

As of December 31, 2006, the Company sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

As of December 31, 2006, $780,133 has been accrued for dividends which have not been declared and paid.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 7- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2006, the Company had a cumulative loss from operations of $55,750,132 and negative working capital of $7,935,503. For the three months ended December 31, 2006, the Company had negative cash flow from operating activities of $3,776,798. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to December 31, 2006, should be sufficient to fund our operations for at least the next 3 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

NOTE 8 - CONVERTIBLE DEBENTURES

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 8 - Convertible Debentures (Continued)

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

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $2,836,214 and $274,044 for the three months ended December 31, 2006 and 2005, respectively.

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

The 7% secured convertible debentures were due and payable on November 17, 2006. During fiscal 2006, certain debenture holders notified the Company that they were exercising their conversion right, and as a result, debentures in the aggregate principal amount of $1,275,000 were converted into 510,000 shares of the Company’s common stock. Also during fiscal 2006, certain debenture holders notified the Company that they were willing to exchange their debentures for secured subordinated promissory notes (more fully described in Note 9) and, as a result, debentures in the aggregate principal amount of $1,250,000 were exchanged for the Company’s secured subordinated promissory notes.

As of December 31, 2006, the outstanding debentures consisted of the following:

Principal amount of 7% secured convertible debentures outstanding as of December 31, 2006	$250,000
Less: unamortized conversion costs	0
$250,000

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Note 8- Convertible Debentures (continued)

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

NOTE 9 - NOTES PAYABLE

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

Under the note purchase agreements, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $12,213,907. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which the Company consummates the closing of its next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The Company may, at its option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 9 - Notes Payable (Continued)

As part of the consideration for the sale of these notes, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 12,213,907 shares of the Company’s common stock. At issuance, the warrants had an estimated fair value of $12,213,907. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

During December 2006, the Company and an investor in the secured subordinated promissory notes agreed to the exchange of $2,250,000 in principal amount of the secured subordinated promissory notes held by such investor for 1,550,000 shares of the Company’s common stock.

Subsequent to December 31, 2006, the Company was notified by holders of the secured subordinated promissory notes aggregating to $8,634,458 of their intention to convert their debt into 5,756,305 shares of the Company’s common stock.

As of December 31, 2006 the notes payable consisted of the following:

Notes payable	$9,963,907
Less: unamortized issuance costs	(7,074,471)
$2,889,436

NOTE 10 - NOTES PAYABLE

During October, 2005 and April, 2006, the Company issued 8% promissory notes in the aggregate principal amount of $665,000 and $285,000, respectively. As part of the consideration, the Company issued 5-year warrants to purchase an aggregate of 469,000 shares of the Company’s common stock at an exercise price of $3.00 per share, with each purchaser of the promissory notes receiving a pro rata share of the warrant pool consistent with the principal amount of the notes purchased. At issuance, the warrants had an estimated fair value of $864,270. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19 to 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

The promissory notes matured two months after the date of issuance, and now are due upon demand. The Company paid a finder’s fee of 10% of the gross proceeds upon maturity of these notes.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Note 10- Notes Payable (continued)

As of December 31, 2006 the notes payable consisted of the following:

Notes payable	$950,000
Less: unamortized issuance costs	(257,769)

$692,331

Note 11 - RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SFAS No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of adopting SAB No. 108 on our financial statements.

during the year taking into consideration a number of factors, including budgeting, profitability, staff performance, investor relations, infrastructure, technical support, application engineering support and technical documentation preparation;

•  after the first 30 days of his employment, entitled to participate in any medical, dental, life insurance, disability insurance, pension and/or 401(k) plan established and operated by the Company for the benefit of senior executives and their dependents; and

•  to be reimbursed by the Company for all reasonable travel, entertainment and other incidental expenses incurred on business of the Company, as well as his reasonable medical expenses, in lieu of the Company's medical benefit plan.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 12 - SUBSEQUENT EVENT

On January 24, 2007, TechnoConcepts, Inc. (the "Company") appointed Richard A. Hahn as its Chief Operating Officer, effective immediately. The Company entered into an executive employment agreement with Mr. Hahn, which is effective as of January 24, 2007. The executive employment agreement provides that Mr. Hahn is:

•  to receive a cash payment of $5,538.46 upon execution of the agreement;

•  to receive a base salary of $13,333,33 per month, for a projected annual compensation of $160,000, payable in accordance with the Company's established payroll policy;

•  eligible for an annual discretionary bonus of up to 25% of his base salary, with the amount of such bonus, if any, to be in the sole discretion of the Company's board of directors and based upon Mr. Hahn's performance

In addition, the agreement provides that the Company will recommend to its board of directors that the board grant to Mr. Hahn incentive stock options exercisable for an aggregate of 200,000 shares of the Company's common stock, with a vesting schedule as follows: (i) options exercisable for 100,000 shares, upon execution of the agreement; (ii) options exercisable for 50,000 shares, on the first anniversary of the agreement; and (iii) options exercisable for 50,000 shares, on the second anniversary of the agreement. The exercise price of the options is to be determined by the board. The options are to be granted under the Company's 2005 Equity Incentive Plan.

The executive employment agreement is terminable "at will" by either the Company or Mr. Hahn. The agreement will also terminate upon Mr. Hahn's death or in the event he becomes unable or unwilling to perform his duties under the agreement for a continuous period of at least 90 days (or 90 days within any 180-day period) by reason of any medically determinable physical or mental impairment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB for the three months ended December 31, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB for the year ended September 30, 2005 under the caption "Risk Factors" within the "Description of Business," and in our other reports filed from time to time with the Securities and Exchange Commission.

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

We are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio®. True Software Radio® is an advanced delta-sigma semiconductor architecture that converts radio frequency, or RF, signals directly into digital data. The technology is designed to dramatically improve the way that wireless signals are received and transmitted by making possible device-to-device communication across otherwise incompatible networks and competing wireless standards and protocols (e.g., CDMA, TDMA, GSM, GPRS, G3, Bluetooth, WiFi, WiMAX, WiBro, etc.), creating true convergence for the wireless industry. “Software radio" is an industry term, referring to wireless receivers and transmitters that can be controlled and reconfigured by software commands and that can process radio signals digitally for better performance. To date, we have not generated any revenues from the sale of such microchips or the licensing of rights to the underlying technology. We are currently in the process of seeking to arrange financing to further our efforts to commercialize this technology.

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

We also own a controlling interest in Asanté Networks Inc., based in San Jose, California. Asanté provides products such as cable/DSL routers that let users safely share broadband Internet connections and high-speed Gigabit Ethernet switches, along with adapters that speed up the transfer of large graphics files for digital design and pre-press operations. Asanté is organized along two product lines that focus on different customers' networking needs. The FriendlyNET® line provides networking solutions for small offices, homes, schools, and pre-press markets. This line consists of award-winning cable/DSL routers, GigaNIX PCI adapters, and USB hubs. Wireless network products and a comprehensive line of Gigabit Ethernet switches - the GX5 series - were recently added. FriendlyNET® products are designed with speed, value, and ease-of-mind. The IntraCore® product line serves enterprise customers and Internet Service Providers (ISPs). It’s Layer 2 and 3 switches include those for managed workgroups, Gigabit Ethernet, high-capacity fiber optic backbones, and chassis-based multimedia. These systems meet the requirements for multi-service networks that support all applications and data types.

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

Our previously issued financial statements were corrected and adjusted as follows:

(1)	a consultancy expense of $1,169,429 was recorded in the quarterly period ended December 31, 2003, that was originally recorded in the quarterly period ended March 31, 2004;

(2)
an adjustment of approximately $1.0 million was made to the initial valuation of the assets acquired in connection with the acquisition of TechnoConcepts Inc., a Nevada corporation, or TCI Nevada, a transaction that was completed on February 17, 2004. The Company originally recorded this amount as Other Assets under Intellectual Property and Patents in the interim financial statements included in its quarterly report on Form 10-QSB for the three months ended March 31, 2004, and subsequently carried it as such on its books;

(3)
all other intellectual property and other intangible assets acquired in connection with the acquisition of TCI Nevada, with an aggregate book value of approximately $7.0 million, were entirely written off as of September 30, 2005; the Company first recorded this amount as Other Assets under Intellectual Property and Patents in the interim financial statements included in its quarterly report on Form 10-QSB for the three months ended March 31, 2004 and subsequently carried it as such on its books; and

(4)
goodwill in an incremental amount of $5,663,629 was written off as of September 30, 2005; such goodwill had been recorded in connection with Company’s acquisition of all of the assets of Asanté Technologies, Inc. in June 2005, and then carried on the Company’s books as Other Assets under Goodwill.

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

With respect to items (2) and (3), the Company acquired the intellectual property and other intangible assets in question in connection with the acquisition of TCI Nevada. That transaction was accounted for as a “reverse acquisition.” The Company determined that TCI Nevada’s initial capitalization of those assets (in connection with TCI Nevada’s acquisition of such assets in May 2003) was unaffected by the transaction. The assets consisted principally of semiconductor circuit “architecture.” Semiconductor “architecture” refers to the structural design of semiconductor material, which determines the electrical conductivity of the semiconductor materials and how the electrical conductivity is controlled. Management has concluded that:

•
The Company should have adjusted the initial valuation, at the time of the completion of the acquisition in February 2004, of the two expired provisional patents, with a book value of $0.9 million, because such provisional patents were part of an ongoing research and development effort at the time of the reverse acquisition.

•
The Company should have adjusted the initial valuation, at the time of the completion of the acquisition, of the acquired trademarks, with a book value of approximately $0.1 million, as such trademarks had no significant “brand value” and were unlikely to make a significant direct contribution to future cash flows.

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

With respect to item (4) above, the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2005 reflect the recording of an impairment charge of $529,162 with respect to the goodwill recorded in connection with the acquisition of all of the assets of Asanté Technologies, Inc. in June 2005. The Company has determined that it should have recorded an impairment charge equal to the full book value of the goodwill at that time, in the amount of $6,192,791, based on the recognizable trend, as of September 30, 2005, of declining net sales of this business.

PLAN OF OPERATIONS

As discussed above, we are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio®, advanced semiconductor architecture that converts radio, or wireless, signals directly into digital data. As of December 31, 2006, we had produced our first engineering samples of Silicon Germanium (SiGe) wireless transmitter and receiver semiconductors, or microchips, incorporating the True Software Radio® technology and we had incorporated those chips into demonstration boards. Subsequent to December 31, 2006, we made our first wireless demonstration in our lab of the direct conversion of digital data into radio signals, transmission of those signals, the reception of those signals, and the subsequent conversion of those radio signals directly into digital data, all controlled purely by software. We are now in position to offer the True Software Radio® TC-RX1000ES / TC-TX1000ES 0.18µ SiGe transceiver microchip sets, which convert full-spectrum data from RF to digital signals and digital to RF signals. The part number suffix ES indicates engineering samples, which can be used by original design manufacturers (ODMs) and original equipment manufacturers (OEMs) to develop their applications and products. We believe these microchips will provide the key to flexible software defined radio systems. We have not generated any revenues from the sale of such microchips or the licensing of rights to the underlying technology. We are currently in the process of seeking to arrange financing to further our efforts to commercialize this technology.

We formed our wholly-owned subsidiary, Jinshilin Techno, in December 2005 seeking to provide marketing, sales and technical support for our True Software Radio™ technology in China from the subsidiary’s headquarters in Shanghai. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internal Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes. In-Stat, a provider of research, market analysis and forecasts, projects that China’s IPTV market will experience a gradual but solid increase from 2006 to 2010, with annual unit shipments of digital cable set-top boxes projected to grow to 12 million in 2010. We believe we can take advantage of this projected demand by developing and offering IPTV set-top boxes that accommodate multiple services, such as VOIP. Subsequent to December 31, 2006, Jinshilin Techno received its first purchase order for IPTV/VOIP set top boxes in an amount in excess of $9 million, as disclosed in our current report on Form 8-K filed on February 7, 2007.

Asanté Networks is pursuing discussions with several network equipment manufacturers regarding the establishment of a strategic business relationship for the design, development, marketing and sales of new products through Asanté Networks’ established distribution reseller channels. The subsidiary’s management envisions that the new products will incorporate Asanté’s software. Asanté’s management hopes that this strategy will enable the company to reverse the declines in its operating results.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

Revenues

Net sales for the three months ended December 31, 2006, 2006 were $107,263, a decrease of $999,114 or 90%, as compared to $1,106,377 of net sales for the three months ended December 31, 2005. Sales were generated by Asanté Networks, in which we have a controlling interest, acquired as of June 2, 2005. This performance was primarily the result of decreases in orders and sales of products in the business retail markets, caused in part by obsolescence of the subsidiary’s products. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and causing the delay of product deliveries from vendors.

Cost of Sales and Gross Profit

Cost of sales for the three months ended December 31, 2006, was $73,712. Cost of sales for the three months ended December 31, 2005 was $890,164. The decrease of $816,452 was a direct result of the decrease in orders and sales of Asanté’s products in the business retail markets.

Gross profit for three months ended December 31 2006 was $33,551 as compared to $216,213 for the fiscal year ended September 30, 2005, a decrease of $182,662. Our gross profit as a percentage of net sales was 31.28% as compared to 19.54% for the three months ended December 31, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $3,553,321, an increase of $663,182 over the quarterly period ended December 31, 2005, in which we incurred general and administrative expenses of $2,890,139. The increase in general and administrative expenses reflected increased overhead expenses, including investor relations, salaries, consulting costs, engineering costs, research and development costs and professional fees.
Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the three month periods ended December 31, 2006 and 2005, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2006 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

At December 31, 2006, our current assets totaled $1,068,758, current liabilities were $9,004,261, and our working capital deficit was $7,935,503.

At December 31, 2006, we had cash and cash equivalents of $378,885.

At December 31, 2006, our liabilities totaled $16,336,501, consisting of $250,000 in principal amount of our 7% convertible debentures that are in default, $9,963,907 in principal amount of secured subordinated notes payable that are scheduled to become due and payable beginning in May 2007 and continuing through December 2007, $950,000 in principal amount of unsecured notes payable on demand, $9,619 of capital leases payable, $2,532,314 of accounts payable, $1,948,882 of accrued expenses payable, and $681,779 of notes due to related parties.

We are currently negotiating with the holder of the 7% convertible debentures that remain outstanding a settlement and satisfaction for the default condition.

Subsequent to December 31, 2006, some of the holders of our secured subordinated notes payable notified us that they were willing to exchange their notes for 5,756,305 shares of our common stock, and as a result, notes with an aggregate principal amount of $8,634,458 were so exchanged, such that, immediately following such exchange, notes in the aggregate principal amount of $3,579,449 remain outstanding

As of December 31, 2006, we have incurred a cumulative loss from operations of $55,750,132 and had negative working capital of $7,935,503. For the three months ended December 31, 2006, we had negative cash flow from operating activities of $3,766,798. We expect our operating cash requirements will continue to be significant throughout fiscal year 2007, as we continue our research and development efforts, sales efforts, and attempt to execute on our business strategy. The amount and timing of cash requirements will depend on our completion of commercial products, market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. Moreover, the responsibilities of a public company will require the Company to meet certain legal and accounting requirements and to incur related expenses. In addition to the normal risks associated with an unproven business venture, there can be no assurance that our business plan will be successfully executed, even if adequate financing is secured.

Since November 2003, we have financed our operations primarily through private sales of preferred convertible securities in the amount of $7,505,506 and the debt described above. Subsequent to December 31, 2006, we have sought additional debt and equity financing. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders is reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures. There can be no assurance that sufficient funding will be obtained to keep the Company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders’ deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Operating Loss

At December 31, 2006, we had accumulated approximately $34,100,000 of net operating loss carry forwards, which may be offset against taxable income and income taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards in 2026. No tax benefit has been reported in the financial statements for the quarter ended December 31, 2006, because we believe there may be a chance that the carry forward will expire unused. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

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

Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three month period covered by this report.

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

Changes in internal control over financial reporting

As disclosed in our annual report on Form 10-KSB for the fiscal year ended September 30, 2006, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006, as required by Exchange Act Rule 13a-15(c). That evaluation identified the following three material weaknesses in our internal control over financial reporting:

(1)
As of March 31, 2004, our management did not have an accurate and complete understanding of US GAAP to properly record consultancy expenses associated with the issuance of the Company’s common stock. Consultancy expenses should have been recorded in the quarterly period in which the Company agreed to issue shares of its common stock in consideration for the related consulting services. As a result of this deficiency in our internal control over financial reporting, we have corrected the accounting as described in the notes to the consolidated financial statements appearing in our annual report on Form 10-KSB filed on January 16, 2007, and as subsequently amended.

(2)
As of September 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly adjust the initial valuation of trademarks and expired provisional patents acquired in connection with the Company’s acquisition of TechnoConcepts, Inc., a Nevada corporation (“TCI Nevada”) in February 2004. At the time of the initial valuation of these assets, management should have recognized that the subject of the trademarks had no “brand” value and that the technologies underlying the provisional patents were effectively part of an ongoing research and development effort at the time of their acquisition. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing in our annual report on Form 10-KSB filed on January 16, 2007, and as subsequently amended.

(3)
As of September 30, 2005, our management did not have an adequate system for the management of our operating unit, Asanté Networks, to recognize the declining trend of sales as of September 30, 2005, and to enable us to determine that the carrying amount of the operating unit’s goodwill exceeded the implied fair value of that goodwill by a greater amount. As a result of this deficiency in our internal control over financial reporting, we did not recognize the proper impairment loss for the period ending September 30, 2005. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing in our annual report on Form 10-KSB filed on January 16, 2007, and as subsequently amended.

In the three months ended December 31, 2006, we engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist the Company in its determination of the appropriate interpretation and application of US GAAP related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. We are taking steps to strengthen the Company’s internal accounting expertise. We are also in the process of restructuring and reorganizing the operating unit’s management to ensure, among other things, early recognition and reporting of sales trends to the Company’s management.

Other than as set forth above, there were no changes in our internal control over financial reporting during the three month period ended December 31, 2006, or subsequently, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is of the view that the restatement of our previously issued financial statements serves to highlight the need for an improvement in our internal accounting and disclosure controls and procedures, as well as the need to hire and train additional accounting personnel.  This will be particularly important in order for us to manage future growth successfully.  In addition, beginning with our annual report for the fiscal year ended September 30, 2008, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, including the requirement to include in our annual reports a report by management of the effectiveness of our internal control over financial reporting and an accompanying auditor's report.    Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and share price.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of December 31, 2006, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

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

On December 19, 2006, a lawsuit was filed in the Superior Court, State of California, for the County of Sacramento (Case No. AS05420) against Asanté Technologies, Inc., Asanté Acquisition Corporation, and the Company for nonpayment of legal fees incurred by Asanté Technologies prior to and in connection with the acquisition of that company’s assets and business by TechnoConcepts. Judgment is sought in the amount of $98,069 plus attorneys’ fees and costs. The Company intends to defend against this lawsuit, to bring counterclaims, and to dispute the amount of fees owed.

There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September 30, 2006, through December 31, 2006, we entered into a series of note purchase agreements with a number of investors, including certain investors in our 7% secured convertible debentures who agreed to exchange such debentures for secured subordinated promissory notes issued and sold under such note purchase agreements. To secure the Company's obligations under the note purchase agreements, we have granted a security interest in all of our assets (including, without limitation, our intellectual property) in favor of the investors, subordinated to the security interest of the remaining holders of our 7% secured convertible debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of our obligations under the agreements.

During the quarter, under the note purchase agreements, we issued to the investors our secured subordinated promissory notes in the aggregate principal amount of $1,550,000. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which we consummate the closing of our next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. We may, at our option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

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

As part of the consideration for the sale of these notes, we issued 5-year warrants to purchase shares of our common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 1,550,000 shares of our common stock.

Subsequent to December 31, 2006, a number of investors in the secured subordinated promissory notes agreed with us to exchange an aggregate of $8,634,458 in principal amount of the secured subordinated promissory notes held by such investor into 5,756,305 shares of our common stock. Therefore, the aggregate outstanding principal of the secured subordinated promissory notes as of the date of this quarterly report is $3,579,449, with the first of such notes maturing in May 2007.

ITEM 3. Defaults Upon Senior Securities.

Our 7% secured convertible debentures were due and payable on November 17, 2006. Prior to that date, debentures in the aggregate principal amount of $1,275,000 had been converted into 510,000 shares of our common stock. Also, certain debenture holders had notified us that they were willing to exchange their debentures for our secured subordinated promissory notes (described above in Item 2) and, as a result, debentures in the aggregate principal amount of $2,250,000 were exchanged for our secured subordinated promissory notes. Debentures in the aggregate principal amount of $250,000 remained outstanding as of December 31, 2006. As of the date of this report, we have not paid the principal and interest due with respect to those debentures and are, accordingly, in default. We are also in default because (i) our registration statement, required under the registration rights agreement associated with the debentures, was not declared effective before we withdrew it on February 2, 2007, and (ii) the Company did not redeem the debentures as required commencing on December 1, 2005. Therefore, the holders of the outstanding debentures can elect to require us to pay a mandatory repayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under such debentures. The terms of a separate security agreement provide that, upon the occurrence of an event of default which is not cured, the debenture holders (acting in concert) have the right to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the security agreement associated with the debentures. We are currently negotiating with the holders of the debentures that remain outstanding a settlement and satisfaction for the default condition.

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

TECHNOCONCEPTS, INC.

Date: February 20, 2007	By:	/s/ Antonio E. Turgeon
Antonio E. Turgeon Chief Executive Officer

Date: February 20, 2007	By:	/s/ Michael Handelman
Michael Handelman Chief Financial Officer