Form 10QSB
period 2007-03-31
TECHNOCONCEPTS, INC.
filed 2007-05-21
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ________ to ________

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
Yes ☒   No ☐

As of May 21, 2007, the Registrant had 40,025,827 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
Yes ☐ No ☒

PART I. Financial Information

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash	$935,758	$932,690
Accounts receivable, net of allowance for doubtful
accounts of $41,236 and $60,632 as of March 31, 2007
and September 30, 2006, respectively	339,648	197,863
Inventory, net of reserves of $479,553 and $444,000 as of
March 31, 2007 and September 30, 2006, respectively	137,924	244,114
Prepaid expenses	248,470	180,883

Total current assets	1,661,800	1,555,550

Fixed assets, net	886,665	979,868

Other assets:
Deposits	127,188	104,439
Debt issuance costs, net	—	9,226

Total assets	$2,675,653	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable (in default),
net of unamortized debt issuance costs of $0 and $68,899
as of March 31, 2007 and September 30, 2006,
respectively	250,000	$1,181,101
Note payable
net of unamortized debt issuance costs of $555,163
and $5,791,763 as of March 31, 2007 and
September 30, 2006, respectively	2,775,818	2,567,757
Note payable
net of unamortized debt issuance costs of $39,386
and $476,152 as of March 31, 2007 and September 30, 2006,
respectively	670,614	473,848
Capital leases payable	4,111	13,667
Accounts payable	2,470,565	2,956,876
Accrued expenses payable	2,094,483	1,975,902
Customer deposits	20,170	—
Due to related parties	595,746	715,825
Total current liabilities	8,881,507	9,884,976

Notes payable
net of unamortized debt issuance costs of $5,583,333 and $0
as of March 31, 2007 and September 30, 2006	416,667	—

Minority interest	574,768	614,122
	9,872,942	10,499,098
Shareholders' deficit:
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000 shares
issued and outstanding	16	16
Series B Preferred, no par value, 3,600 authorized, 3,583
and 3,003 shares issued and outstanding as of March 31, 2007,
and September 30, 2006, respectively	713,006	7,505,506
Common stock, no par value, 100,000,000
shares authorized, 38,525,827 and 28,376,734 shares
issued and outstanding as of March 31, 2007 and
September 30, 2006, respectively	38,525	28,377
Additional paid-in capital	60,890,577	33,446,615
Accumulated deficit	(68,839,413)	(48,830,529)

Total shareholders' deficit	(7,197,289)	7,850,015

Total liabilities and shareholders' deficit	$2,675,653	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Six months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006

Revenues:
Net Sales	188,339	2,337,943	81,076	1,231,566

Cost of goods sold	90,177	1,480,473	16,465	590,309

Gross Profit	98,162	857,470	64,611	641,257

Operating Expenses:
General and administrative	8,405,534	6,551,312	4,852,213	3,661,173

Loss before other income (expense) and income taxes	(8,307,372)	(5,693,842)	(4,787,602)	(3,019,916)

Other income (expense):
Interest expense, net	(11,414,850)	(2,434,695)	(8,161,646)	(880,212)

Minority interest	39,354	88,351	23,375	35,804

Loss before income taxes	(19,682,868)	(8,040,186)	(12,925,873)	(3,864,324)

Income taxes	800	-	800	-

Net loss	(19,683,668)	(8,040,186)	(12,926,673)	(3,864,324)

Dividends on preferred stock	325,216	100,000	162,608	50,000

Net loss available to
common shareholders	$(20,008,884)	$(8,140,186)	$(13,089,281)	$(3,914,324)

Weighted shares outstanding:
Basic	34,189,852	27,402,063	34,928,424	27,500,788
Diluted	34,189,852	27,402,063	34,928,424	27,500,788

Loss per share available to common shareholder:
Basic	$(.59)	$(.30)	$(.37)	$(.14)
Diluted	$(.59)	$(.30)	$(.37)	$(.14)

See accompanying notes to unaudited consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balances, September 30, 2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	$(48,830,529)
Issuance of warrants for services rendered	—	—	—	—	3,831,640	—
Conversion of notes payable	—	—	1,550,000	1,550	2,248,450	—
Shares issued for consulting services			64,592	65	134,935
Cost of stock options					788,405
Conversion of preferred shares.	(580)	(1,450,000)	599,000	599	1,449,401
Shares issued in settlement of debt			176,408	176	273,702
Exercise of warrants			564,286	564	(564)
Dividends	—	—	—	—	—	(162,608)
Net Loss	—	—	—	—	—	(6,756,995)
Balances, December 31, 2006	18,423	6,055,522	31,331,020	31,331	42,172,584	(55,750,132)
Issuance of warrants for services rendered	—	—	—	—	6,227,183	—
Conversion of notes payable	—	—	4,206,307	4,206	6,380,252	—
Shares issued for consulting services			33,500	33	56,916
Cost of stock options					714,097
Conversion of preferred shares.	(2,137)	(5,342,500)	2,136,367	2,136	5,340,354
Issuance of preferred shares	3,297	—	—	—	—
Exercise of warrants			818,633	819	(819)
Dividends	—	—	—	—	—	(162,608)
Net Loss	—	—	—	—	—	(12,926,673)
Balances, March 31, 2007	19,583	$713,022	38,525,827	$38,525	$60,890,577	$(68,839,413)

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	October 1, 2006 To March 31, 2007	October 1, 2005 To March 31, 2006
Cash flows from operating activities:
Net loss	$(19,683,668)	$(8,040,186)

Adjustments to reconcile net loss to
Net cash provided by operating activities:
Depreciation	123,257	198,690
Amortization of debt costs	9,226	1,543,473
Minority interest	(15,979)	661,650
Interest paid in warrants	10,217,755	274,044
Stock option expense	1,502,502	419,778
Stock issued for service	56,950	163,885

Changes in operating assets and liabilities
Accounts receivable	(141,785)	(235,985)
Inventory	106,190	27,501
Other assets	(90,335)	239,812
Accounts payable	(486,314)	(347,127)
Accrued expenses	(209,839)	(52,656)

Net cash flows from operating activities	(8,612,040)	(5,147,121)

Cash flows from investing activities:
Net borrowing from related parties	(120,079)	146,384
Acquisition of fixed assets	(30,054)	(388,567)

Net cash flows from investing activities	(150,133)	(242,183)

Cash flows from financing activities:
Proceeds from notes payable	9,768,265	—
Proceeds from preferred shares	—	5,301,937
Net borrowing from bank	—	(49,139)
Repayment of long-term debt	(1,003,024)	(2,313)

Net cash flows from financing activities	8,765,241	5,250,485

Net change in cash and cash equivalents	3,068	(138,819)
Cash and cash equivalents, beginning of period	932,690	190,669

Cash and cash equivalents, end of period	$935,758	$51,850

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$800

Non-cash investing and financing activities
Warrants issued as debt issuance costs	$10,058,823	$425,725
Shares issued for conversion of debt	9,043,336	986,069

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2006. The results of operations for the six months March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending September 30, 2007, or for any future period.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Asanté Networks Inc., Jinshilin Techno Ltd., or Jinshilin Techno, and Techno (Hong Kong) Limited, or Techno HK. All material intercompany transactions have been eliminated in consolidation.

NOTE 2 - INVENTORY

Inventories consist of the following:

	March 31, 2007	September 30, 2006
	(Unaudited)
Raw materials	120,516	94,755
Finished goods	496,961	593,359
	617,477	688,114
Less: Reserve	(479,553)	(444,000)
	$137,924	$244,114

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 3 - EARNINGS/(LOSS) PER SHARE

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents, including shares issuable on the exercise of options, warrants and convertible debt, in accordance with SFAS No. 128. The total potential dilutive common shares excluded from this computation due to the anti-dilution effect, totaled 52,898,489 and 11,489,412 in the fiscal quarters ended March 31, 2007 and 2006, respectively.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the six month periods ended March 31, 2007 and 2006 because the inclusion of common stock equivalents would be anti-dilutive.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarters ended March 31, 2007 and 2006: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards to the financial statements prior to January 1, 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 4 - Stock-based compensation (Continued)

The pro forma net loss and loss per share consists of the following:

	Six Months ended March 31
	2007	2006

Net loss available to common shareholders,	$(20,008,884)	$(8,140,186)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	—	(325,135)
Proforma net loss available to common shareholders	$(20,008,884)	$(8,465,321)
Proforma diluted loss per share available to common shareholders	$(.59)	$(.31)

NOTE 5 - INCOME TAXES

The Company has significant deferred tax assets attributable to tax deductible intangibles, capital loss carry forwards, and federal and state net operating loss carry forwards, which may reduce taxable income in future periods. During the first six months of fiscal year 2007, the Company continued to monitor the realizability of these assets and concluded that it was not more likely than not, that such assets will be realized. The cumulative tax and operating losses, the lack of taxes in the carry back period, and the uncertainty surrounding the extent or timing of future taxable income led the Company to conclude that it is not more likely than not that the Company will realize the tax benefits of the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets.

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
Notes to Financial Statements
March 31, 2007

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

Series A preferred stock (Continued)

On February 18, 2004, (the “Maturity Date”) the company’s Series A Preferred Shares matured and each share was automatically converted to 2,000 shares of the company’s common stock, in accordance with Section 4(g) of the company’s amendment to its articles of incorporation relating to the Series A Preferred Shares. The conversion rate was determined by dividing the face value of such shares by the Conversion Price then in effect, as those terms are defined in the articles as amended. On the Maturity Date, the common stock of the company was not actively traded on the Nasdaq SmallCap Market or the Nasdaq National Market; therefore, each holder of the Series A Preferred Shares has the option, upon written notice to the company, to retain its rights as a holder of Preferred Shares including, without limitation, the right to convert such Preferred Shares in accordance with the terms of the relevant sections of the articles as amended. As of the date of this report, the company has received no such written notice from any of the holders of the Series A Preferred Shares; however, management has been informally advised that certain holders are considering submitting such notice. The articles as amended also provide that, notwithstanding the automatic conversion on the Maturity Date, the holders of Series A1 Preferred Shares shall not be entitled to convert such Preferred Shares until the earlier of (a) the satisfaction of the Patent Conditions, as that term is defined in the articles as amended, or (b) five years from the issuance date of the Series A Preferred Shares.

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
Notes to Financial Statements
March 31, 2007

NOTE 6- Preferred Stock (Continued)

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

During the six months ended March 31, 2007, and in connection with the secured subordinated promissory notes issued by the Company, holders of Series B Preferred Stock were issued an additional 645 shares of the Series B Preferred Stock, pursuant to a “most favored nations” clause in the securities purchase agreement entered into by the holders and the Company on November 17, 2004.

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
March 31, 2007

Series B-1 preferred stock (Continued)

The holders of the Series B-1 preferred stock have no voting rights.

As of March 31, 2007, the Company had sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

As of March 31, 2007, $942,741 has been accrued for dividends which have not been declared and paid.

During the six months ended March 31, 2007, and in connection with the secured subordinated promissory notes issued by the Company, certain holders of Series B-1 Preferred Stock were issued an additional 2,652 shares of the Series B-1 Preferred Stock, pursuant to a “most favored nations” clause in the securities purchase agreement entered into by such holders and the Company on November 17, 2004.

During the six months ended March 31, 2007, holders of Series B and Series B-1 preferred stock converted 580 shares of Series B and 2,136 shares of Series B-1 preferred shares into 2,735,367 shares of common stock.

NOTE 7- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $68,839,413, negative working capital of $7,219,707 at March 31, 2007 and a negative cash flow from operations for the six months ended March 31, 2007 of $8,612,040 which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to March 31, 2007, should be sufficient to fund our operations for at least the next 3 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

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

The 7% secured convertible debentures were due and payable on November 17, 2006. During fiscal 2006, certain debenture holders notified the Company that they were exercising their conversion right, and as a result, debentures in the aggregate principal amount of $1,275,000 were converted into 510,000 shares of the Company’s common stock. Also during fiscal 2006, certain debenture holders notified the Company that they were willing to exchange their debentures for secured subordinated promissory notes (more fully described in Note 9) and, as a result, debentures in the aggregate principal amount of $2,250,000 were exchanged for the Company’s secured subordinated promissory notes.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

As of March 31, 2007, the outstanding debentures consisted of the following:

Principal amount of 7% secured convertible debentures outstanding as of March 31, 2007	$250,000
Less: unamortized conversion costs	0
$250,000

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $68,899 and $1,183,688 for the six months ended March 31, 2007 and 2006, respectively.

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

On April 18, 2007, the Company entered into a forbearance agreement with the sole remaining debenture holder, which provides for a settlement whereby the Company will issue stock in a conversion of the outstanding debt and unpaid interest and penalties. The forbearance agreement provides, subject to a number of conditions, that: (i) the full amount due as of the date of the forbearance agreement with respect to the debenture, including unpaid principal, interest and penalties, is $428,890.00, excluding certain expenses (up to $10,000) incurred by the debenture holder in connection with the forbearance agreement and to be reimbursed the Company; (ii) the Debenture shall be deemed amended such that the Conversion Price, as that term is defined in the debenture, shall be $1.50; and (iii) the holder may at any time convert the full amount due into Conversion Shares, as that term is defined in the debenture.

NOTE 9 - 7% NOTES PAYABLE

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 9 - 7% Notes Payable (Continued)

Under the note purchase agreements, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $12,458,907. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which the Company consummates the closing of its next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The Company may, at its option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

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

As part of the consideration for the sale of these notes, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 12,458,907 shares of the Company’s common stock. At issuance, the warrants had an estimated fair value of $12,458,907. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

During the six months ended March 31, 2007, the Company and investors in the secured subordinated promissory notes agreed to the exchange of $9,027,926 in principal amount of the secured subordinated promissory notes held by such investor for 6,018,617 shares of the Company’s common stock. Subsequent to March 31, 2007 an investor exercised 1,500,00 warrants and received 1,500,000 shares of the Company's common stock. The Company received $1,500,000 in proceeds.

As of March 31, 2007 the Notes payable consisted of the following:

Notes payable	$3,330,981
Less: unamortized issuance costs	(555,163)
$2,775,818

The Company reflected the amortization of the discounts on these 7% notes as interest expense totaling $4,604,387 for the six months ended March 31, 2007.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 10 - 8% NOTES PAYABLE

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

As of March 31, 2007 the notes payable consisted of the following:

Notes payable	$710,000
Less: unamortized issuance costs	(39,386)
$670,614

The Company reflected the amortization of discounts on these 8% notes as interest expense totaling $436,766 for the six months ended March 31, 2007

Note 11 - 8% SECURED CONVERTIBLE DEBENTURE

In February 2007, the Company has entered into subscription agreements with various institutional and individual investors under which the Company has completed a private placement of 200 investment units (the “Units”), at a purchase price of $30,000 per Unit or $6,000,000 in the aggregate. The net proceeds received by the Company in the offering were $5,376,284. Each unit consisted of an 8% secured convertible debenture, due 18 months from the date of issuance, in the principal amount of $30,000, such debenture convertible into 20,000 shares of the Company’s common stock, no par value (the “Common Stock”) at the rate of $1.50 per share (subject to adjustment); five-year warrants exercisable for 10,000 shares of Common Stock at an exercise price of $1.90 per share (subject to adjustment); and five-year warrants exercisable for 10,000 shares of Common Stock at an exercise price of $2.75 per share (subject to adjustment).

One investor, which purchased $2,250,000 of Units, was also issued additional warrants exercisable for an aggregate of 3,000,000 shares of Common Stock as follows: (i) an 18-month warrant exercisable for 1,500,000 shares of Common Stock at an exercise price of $2.00 per share (subject to adjustment); (ii) a five-year warrant exercisable for 750,000 shares of Common Stock at an exercise price of $2.50 per share (subject to adjustment); and (iii) a five-year warrant exercisable for 750,000 shares of Common Stock at an exercise price of $3.50 per share (subject to adjustment). This investor paid no additional consideration for the additional warrants.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 11 - 8% Secured Convertible Debenture (Continued)

The outstanding principal of the 8% secured convertible debentures will bear interest at the rate of eight percent (8%) per annum. The Company is to pay interest on any such debenture (i) at the time the holder thereof elects to convert some or all of the principal amount of such debenture into shares of Common Stock, and (ii) upon maturity of such debenture. Interest is payable in cash.

Each of the 8% secured convertible debentures is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $1.50 per share, subject to certain customary adjustments (for example, in the event of a stock split or stock dividend). However, each of the 8% secured convertible debentures provides that a holder will not have the right to convert any portion of such debenture if, after giving effect to the conversion, such holder (together with the holder’s affiliates and any other person or entity acting as a group together with such holder or any of the holder’s affiliates) would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the debenture. At the holder’s election, this beneficial ownership limitation may be changed to 9.99%.

After the six month anniversary of the effective date of a registration statement filed by the Company under the Securities Act of 1933, as amended, with the Securities and Exchange Commission covering the resale of the shares of Common Stock to be issued upon conversion of the 8% secured convertible debentures and the shares of Common Stock to be issued upon exercise of the warrants, the Company has the right to force holders of the 8% secured convertible debentures to convert all or any part of the then outstanding principal amount of such debentures into shares of Common Stock, provided that all of the following conditions are met through the date of the forced conversion: the Company shall have honored all conversions and redemptions scheduled to occur or occurring; the Company shall have paid all liquidated damages and other amounts owing to holders in respect of their debentures; the registration statement enables holders to utilize the prospectus therein to resell all of the shares issuable in accordance with the transaction documents, and the Company, believes, in good faith, that the registration statement will remain effective for the foreseeable future; the Common Stock is trading on a “Trading Market” (defined to include the Nasdaq Over-The-Counter Bulletin Board), and the Company believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future; there is a sufficient number of authorized but unissued and otherwise unreserved shares of Common Stock for the issuance of all the shares issuable under the transaction documents; there is no existing “Event of Default” (as defined in the debentures) or no existing event which, with the passage of time or the giving of notice, would constitute an Event of Default; the issuance of the shares issuable upon conversion in full of the debentures in connection with a forced conversion would not violate the beneficial ownership limitations described above; there has been no public announcement of a pending or proposed “Fundamental Transaction” (as defined in the debentures) or “Change of Control Transaction” (as defined in the debentures) that has not been consummated; the holders are not in possession of any information that constitutes, or may constitute, material non-public information; and for a period of 20 consecutive trading days prior to the applicable date of the forced conversion, the daily trading volume for the Common Stock on the principal Trading Market exceeds 100,000 shares per trading day and the volume weighted average price on each trading day exceeds $6.00 per share (subject to adjustment for forward and reverse stock splits and the like). The 8% secured convertible debentures also set forth “Milestone Defaults.”

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 11 - 8% Secured Convertible Debenture (Continued)

A Milestone Default will occur if the Company fails to achieve any of the following, as reported in its periodic filings on Form 10-QSB, 10-KSB or other applicable filings with the Securities and Exchange Commission: revenue exceeding $12,000,000 and operating income (loss) exceeding ($2,000,000) for the period of January 1, 2007 through June 30, 2007; revenue exceeding $29,000,000 and operating income exceeding $4,000,000 for the period of January 1, 2007 through September 30, 2007; and revenue exceeding $47,000,000 and operating income exceeding $10,000,000 for the period January 1, 2007 through December 31, 2007. If a Milestone Default occurs, the holders of the 8% secured convertible debentures can elect to have one-third of the initial principal amount of the debentures, plus accrued and unpaid interest, liquidated damages and other amounts owing in respect thereof, become immediately due and payable at the “Milestone Default Amount.” The Milestone Default Amount means the sum of: (i)120% (in the case of the first Milestone Default), 115% (in the case of the second Milestone Default) or 110% (in the case of the third Milestone Default) of the outstanding principal amount of the debentures; (ii) all accrued and unpaid interest thereon; and (iii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

Under the terms of a security agreement, by and among the Company, its subsidiaries that have a provided a subsidiary guarantee, Asante Networks, Inc. and TechnoConcepts, Inc. (Nevada), and the holders of the 8% secured convertible debentures, the Company and such subsidiaries have granted to such holders a security interest in essentially all of their property and assets other than the Company’s equity interests in its subsidiaries incorporated in Hong Kong or in the People’s Republic of China.

Under the terms of the subscription agreements, the Company was required to file within 30 days of the closing, a registration statement to permit the resale of all shares issuable upon conversion of the debt and warrants. The Company has not filed the registration statement within the prescribed time limit. As a result, the Company is required to pay the debenture holder 1% of the purchase price of the registrable securities for each month until the required registration statement is declared effective.

As of March 31, 2007 the notes payable consisted of the following:

Notes payable	$6,000,000
Less: unamortized issuance costs	(5,583,333)
$416,667

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
March 31, 2007

NOTE 11 - 8% Secured Convertible Debenture (Continued)

The Company reflected the amortization of the discounts on these 8% secured convertible debenture as interest expense totaling $416,667 for the six months ended March 31, 2007.

Note 12 - RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB for the six months ended March 31, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB/A for the year ended September 30, 2006, under the caption "Risk Factors" within the "Description of Business," and in our other reports filed from time to time with the Securities and Exchange Commission.

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

General

TechnoConcepts Inc.

We are in the business of designing, developing, licensing and marketing technology for the wireless communications marketplace. We are currently focusing our efforts on commercializing our True Software Radio® technology, an advanced delta-sigma microchip architecture that converts radio frequency, or RF, signals directly into digital data. “Software radio" is an industry term, referring to wireless receivers and transmitters that can be controlled and reconfigured by software commands and that can process radio signals digitally for better performance. True Software Radio® is designed to dramatically improve the way that wireless signals are received and transmitted, by making possible device-to-device communication across otherwise incompatible networks and competing wireless standards and protocols, with the intent to create true convergence for the wireless industry.

TechnoConcepts’ wireless receiver and transmitter microchips are controlled and reconfigured by software commands. The transceiver chipsets replace the front end, I/F processing, ADC, and digital filtering sections of digital radios. Because the technology can simplify design and reduce component costs, we believe that True Software Radio® is an ideal platform for Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) to develop new wireless broadband, mobile data, cellular, and other next-generation wireless applications.

In the quarter ending March 31, 2007, we generated our first revenues from the sale of our microchips in our WiMAX Evaluation Platform circuit board. This newly released circuit board for developers includes the True Software Radio® programmable transceiver chipset and supports multiple wireless standards on multiple frequency bands, including Sprint’s AWS spectrum, Korea’s WiBRO at 2.3GHz, Europe’s 2.5 GHz bands and Asia’s 3.5GHz bands. We are currently working to increase sales, and we are also seeking to arrange additional financing to further commercialize this technology.

Jinshilin Techno Ltd.

Through our wholly-owned subsidiary, Jinshilin Techno Ltd., or Jinshilin Techno, formed in December 2005 and based in Shanghai, China, we seek to provide marketing support for our True Software Radio® technology in China. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Pursuant to the license agreement, net profits of Jinshilin Techno are subject to a royalty payable to the owners of Jinshilin Technologies Development Company Ltd. At the option of these owners, and subject to certain other conditions, the royalty may be converted into an equity share of Jinshilin Techno, not to exceed thirty (30%) percent. Therefore, in addition to providing market support for True Software Radio®, Jinshilin Techno designs and markets products that receive and process Internet Protocol Television (IPTV) signals in set-top-boxes (STBs) over multiple “last mile” options: power lines, DSL networks, broadband and traditional telephone lines. One product line of set-top-boxes has been specially designed to integrate Voice-Over-Internet-Protocol (VOIP). This subsidiary currently has several patents pending in China, covering:

•	IPTV STB architecture;

•	Embedded Media Player used in IPTV STB for image communication in the field of telecommunications;

•	IPTV STB supporting P2P (Point To Point) for image communication in the field of telecommunications.

To date, Jinshilin Techno has generated no revenues from the sale of set-top-boxes; however, in the six month period ending March 31, 2007, the subsidiary received one contract for the delivery of one hundred thousand set-top-box units, along with a customer deposit, and a second contract for the delivery of ten thousand units.

Asanté Networks Inc.

We also own a controlling interest in Asanté Networks Inc., based in San Jose, California. Asanté provides Ethernet networking solutions for Apple Computer and the small-to-medium business retail markets, offering the IntraCore® and FriendlyNET® product families, now integrating voice, data, and video over wireless and wired networks with unified management and authentication. Asanté’s products let users safely share broadband Internet connections and high-speed Gigabit Ethernet switches, while speeding up the transfer of large graphics files for digital design and pre-press operations.

Asanté is organized along two product lines that focus on different customers' networking needs. The FriendlyNET® line provides networking solutions for small offices, homes, schools, and pre-press markets. This line consists of award-winning cable/DSL routers, GigaNIX PCI adapters, and USB hubs. Wireless network products and a comprehensive line of Gigabit Ethernet switches - the GX5 series - were recently added. FriendlyNET® products are designed with speed, value, and ease-of-mind. The IntraCore® product line serves enterprise customers and Internet Service Providers (ISPs). Its Layer 2 and 3 switches include those for managed workgroups, Gigabit Ethernet, high-capacity fiber optic backbones, and chassis-based multimedia. These systems meet the requirements for multi-service networks that support all applications and data types.

Restatement of Previously Issued Financial Statements and Review by the Securities and Exchange Commission

On March 24, 2005, the staff of the Securities and Exchange Commission’s Division of Corporate Finance (the “Staff”) notified us that they had reviewed our registration statement on Form SB-2 filed on May 3, 2005, our annual report on Form 10-KSB for the fiscal year ended September 30, 2004 (as amended), our quarterly report on Form 10-QSB for the quarterly period ended December 31, 2004 (as amended), and our reports on Form 8-K during our fiscal year 2004. They provided us with comments and requested our response to their questions and additional information. During the succeeding 18 months, we corresponded with the Staff, and they also reviewed our other filings, including: our Form 8-K filed May 2, 2005, our Amendment No. 1 to the registration statement on Form SB-2, our annual report on Form 10-QSB for the fiscal year ended September 30, 2005, and our quarterly reports on Forms 10-QSB for the quarterly periods ended March 31, 2005, June 30, 2005 and December 31, 2005. As a result of our correspondence with the Staff and after consultation with our registered independent accounting firm, Seligson & Giannattasio LLP, and with the concurrence of the audit committee of our Board of Directors, management determined that the recognition and reporting of certain intellectual property and other intangible assets, including goodwill, should be restated in our previously issued consolidated financial statements to, among other things, record material impairment charges to certain intellectual property and other intangible assets, as well as to goodwill. Management also concluded that further evaluation of our policies concerning the recognition and reporting of those assets would be required. As part of that evaluation, the Company engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist us in our determination of the appropriate interpretation and application of U.S. generally accepted accounting principles (“US GAAP”) related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. In January 2007, based in part on our discussions with the Staff and with the concurrence of our independent registered accounting firm, we concluded our review of our policies regarding the recognition and reporting of intellectual property and other intangible assets, including goodwill, under US GAAP. With the concurrence of the audit committee of our Board of Directors and as authorized by resolution of our Board of Directors, management determined to make adjustments to:

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

PLAN OF OPERATIONS

As discussed above, we are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio®, advanced semiconductor architecture that converts radio, or wireless, signals directly into digital data. In the quarter ending March 31, 2007, we generated our first revenues from the sale of our microchips in our WiMAX Evaluation Platform. This newly released circuit board for developers includes the True Software Radio® programmable transceiver chipset and supports multiple wireless standards on multiple frequency bands. We are currently working to increase sales, and we also seek to arrange additional financing for our efforts to further commercialize this technology.

We formed our wholly-owned subsidiary, Jinshilin Techno, in December 2005 seeking to provide marketing support for our True Software Radio™ technology in China from the subsidiary’s headquarters in Shanghai. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top-box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internal Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Jinshilin Techno expects that future generation set-top-boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio™ into IPTV set-top boxes. According to an article published by TelephonyOnline on April 23, 2007, Ying Wu, a Bell Labs veteran who co-founded leading Chinese telecom equipment vendor UTStarcom, is predicting that China will soon be the largest IPTV market in the world. We believe we can take advantage of this projected demand by developing and offering IPTV set-top-boxes that accommodate multiple services, such as VOIP. In the six month period ended March 31, 2007, Jinshilin Techno received its first purchase order for IPTV/VOIP set top boxes in an amount in excess of $9 million, as disclosed in our current report on Form 8-K filed on February 7, 2007. Jinshilin Techno received an additional purchase order amounting to approximately $600,000.

Asanté Networks has entered into a nonbinding Memorandum of Understanding (“MOU”) with ZTE, a worldwide leader providing next generation telecommunications networks, products and solutions, including wireless products, core network products and network products. Under the terms of the MOU, Asante will market and sell products into the Small-to-Medium-Business (SMB) market, initially focusing on the North American market followed by expansion into Europe and other territories. The two companies will cooperate in defining next generation products for the SMB market integrating voice, data, and video over wireless and wired networks with unified management and authentication. Asanté will integrate its’ networking software solutions onto the new hardware platforms. Asanté’s management sees this new business relationship as enabling the company to reverse the declines in its operating results.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2007 and 2006

Revenues

Net sales for the six months ended March 31, 2007, were $188,339, a decrease of $2,149,604 or 92%, as compared to $2,337,943 of net sales for the six months ended March 31, 2006. Sales were primarily generated by Asanté Networks, in which we have a controlling interest, acquired as of June 2, 2005. This performance was primarily the result of decreases in orders and sales of products in the business retail markets, caused in part by obsolescence of the subsidiary’s products. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and causing the delay of product deliveries from vendors. We did have the first revenue from our True Software Radio® technology derived from sales of our WiMAX Evaluation Platform, integrating our wireless transceiver chipset.

Cost of Sales and Gross Profit

Cost of sales for the six months ended March 31, 2007, was $90,177. Cost of sales for the six months ended March 31, 2006 was $1,480,473. The decrease of $1,390,296 was a direct result of the decrease in orders and sales of Asanté’s products in the business retail markets.

Gross profit for six months ended March 31, 2007 was $98,162 as compared to $857,470 for the six months ended March 31, 2006, a decrease of $759,308. Our gross profit as a percentage of net sales was 52.1% as compared to 36.7% for the six months ended.

General and Administrative Expenses

We incurred general and administrative expenses of $8,405,534, an increase of $759,308 over the six month period ended March 31, 2006, in which we incurred general and administrative expenses of $6,551,312. The increase in general and administrative expenses reflected increased overhead expenses, including investor relations, salaries, consulting costs, engineering costs, research and development costs and professional fees.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the six month periods ended March 31, 2007 and 2006, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

At March 31, 2007, our current assets totaled $1,661,800, current liabilities were $8,881,507, and our working capital deficit was $7,219,707.

At March 31, 2007, we had cash and cash equivalents of $935,758.

At March 31, 2007, our liabilities totaled $15,476,056, consisting of $250,000 in principal amount of our 7% secured convertible debentures that are in default and for which we have secured a forbearance agreement, $3,330,981 in principal amount of secured subordinated notes payable that are scheduled to become due and payable beginning in May 2007 and continuing through December 2007, $710,000 in principal amount of unsecured notes payable on demand, $4,111 of capital leases payable, $2,470,565 of accounts payable, $2,094,483 of accrued expenses payable, customer deposits of $20,170, $6,000,000 of 8% secured convertible debentures due in August of 2008 and $595,746 of notes due to related parties.

As of March 31, 2007, we have incurred a cumulative loss from operations of $68,839,413 and had negative working capital of $7,219,707. For the three months ended March 31, 2007, we had negative cash flow from operating activities of $8,612,040. We expect our operating cash requirements will continue to be significant throughout fiscal year 2007, as we continue our research and development efforts, sales efforts, and attempt to execute on our business strategy. The amount and timing of cash requirements will depend on our completion of commercial products, market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. Moreover, the responsibilities of a public company will require the Company to meet certain legal and accounting requirements and to incur related expenses. In addition to the normal risks associated with an unproven business venture, there can be no assurance that our business plan will be successfully executed, even if adequate financing is secured.

Since November 2003, we have financed our operations primarily through private sales of preferred convertible securities in the amount of $13,505,506 and the debt described above. Subsequent to March 31, 2007, we have sought additional debt and equity financing. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders is reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures. There can be no assurance that sufficient funding will be obtained to keep the Company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders’ deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Operating Loss

At March 31, 2007, we had accumulated approximately $47,100,000 of net operating loss carry forwards, which may be offset against taxable income and income taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards in 2026. No tax benefit has been reported in the financial statements for the quarter ended March 31, 2007, because we believe there may be a chance that the carry forward will expire unused. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

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

Changes in internal control over financial reporting

As disclosed in our annual report on Form 10-KSB/a for the fiscal year ended September 30, 2006, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006, as required by Exchange Act Rule 13a-15(c). That evaluation identified the following three material weaknesses in our internal control over financial reporting:

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

3)
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

In the three months ended December 31, 2006 we engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist the Company in its determination of the appropriate interpretation and application of US GAAP related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. We are taking steps to strengthen the Company’s internal accounting expertise. We are also in the process of restructuring and reorganizing the operating unit’s management to ensure, among other things, early recognition and reporting of sales trends to the Company’s management.

Other than as set forth above, there were no changes in our internal control over financial reporting during the six month period ended March 31, 2007, or subsequently, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of March 31, 2007, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The plaintiffs seek to set aside the transaction, as a fraudulent transfer, and assert claims for compensatory and punitive damages. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs, which litigation has since been dismissed. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. On June 14, 2006, on motion made by the Company, the Bankruptcy Court remanded the case back to the State Court. The parties have engaged in substantial written discovery and limited deposition discovery. A mediation was unsuccessful, and the Company has instructed its attorneys to contest the case vigorously. The Company’s demurrer attacking the sufficiency of plaintiffs’ First Amended Complaint was sustained by the State Court, and the plaintiffs subsequently filed a Second Amended Complaint. The Company’s demurrer to the Second Amended Complaint is expected to be heard in June 2007.

On December 19, 2006, a lawsuit was filed in the Superior Court, State of California, for the County of Sacramento (Case No. AS05420) against Asanté Technologies, Inc., Asanté Acquisition Corporation, and the Company for nonpayment of legal fees incurred by Asanté Technologies prior to and in connection with the acquisition of that company’s assets and business by TechnoConcepts. Judgment is sought in the amount of $98,069 plus attorneys’ fees and costs. The Company intends to defend against this lawsuit, to bring counterclaims, and to dispute the amount of fees owed. The matter is currently being scheduled for arbitration.

There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September 30, 2006, through March 31, 2007, we entered into a series of note purchase agreements with a number of investors, including certain investors in our 7% secured convertible debentures who agreed to exchange such debentures for secured subordinated promissory notes issued and sold under such note purchase agreements. To secure the Company's obligations under the note purchase agreements, we have granted a security interest in all of our assets (including, without limitation, our intellectual property, but not including the assets of our subsidiary Jinshilin Techno Ltd.) in favor of the investors, subordinated to the security interest of the remaining holders of our 7% secured convertible debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of our obligations under the agreements.

During the quarter, under the note purchase agreements, we issued to the investors our secured subordinated promissory notes in the aggregate principal amount of $1,795,000. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which we consummate the closing of our next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. We may, at our option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

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

As part of the consideration for the sale of these notes, we issued 5-year warrants to purchase shares of our common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 1,795,000 shares of our common stock.

In February 2007, the Company entered into subscription agreements with various institutional and individual investors under which the Company has completed a private placement of 200 investment units (the “Units”), at a purchase price of $30,000 per Unit or $6,000,000 in the aggregate. The net proceeds received by the Company in the offering were $5,376,284. Each unit consisted of an 8% secured convertible debenture, due 18 months from the date of issuance, in the principal amount of $30,000, such debenture convertible into 20,000 shares of the Company’s common stock, no par value (the “Common Stock”) at the rate of $1.50 per share (subject to adjustment); five-year warrants exercisable for 10,000 shares of Common Stock at an exercise price of $1.90 per share (subject to adjustment); and five-year warrants exercisable for 10,000 shares of Common Stock at an exercise price of $2.75 per share (subject to adjustment).

One investor, which purchased $2,250,000 of Units, was also issued additional warrants exercisable for an aggregate of 3,000,000 shares of Common Stock as follows: (i) an 18-month warrant exercisable for 1,500,000 shares of Common Stock at an exercise price of $2.00 per share (subject to adjustment); (ii) a five-year warrant exercisable for 750,000 shares of Common Stock at an exercise price of $2.50 per share (subject to adjustment); and (iii) a five-year warrant exercisable for 750,000 shares of Common Stock at an exercise price of $3.50 per share (subject to adjustment). This investor paid no additional consideration for the additional warrants. The outstanding principal of the 8% secured convertible debentures will bear interest at the rate of eight percent (8%) per annum. The Company is to pay interest on any such debenture (i) at the time the holder thereof elects to convert some or all of the principal amount of such debenture into shares of Common Stock, and (ii) upon maturity of such debenture. Interest is payable in cash.

Each of the 8% secured convertible debentures is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price of $1.50 per share, subject to certain customary adjustments (for example, in the event of a stock split or stock dividend). However, each of the 8% secured convertible debentures provides that a holder will not have the right to convert any portion of such debenture if, after giving effect to the conversion, such holder (together with the holder’s affiliates and any other person or entity acting as a group together with such holder or any of the holder’s affiliates) would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the debenture. At the holder’s election, this beneficial ownership limitation may be changed to 9.99%.

ITEM 3. Defaults Upon Senior Securities.

7% Secured Convertible Debentures

Our 7% secured convertible debentures were due and payable on November 17, 2006. Prior to that date, debentures in the aggregate principal amount of $1,275,000 had been converted into 510,000 shares of our common stock. Also, certain debenture holders had notified us that they were willing to exchange their debentures for our secured subordinated promissory notes (described above in Item 2) and, as a result, debentures in the aggregate principal amount of $2,250,000 were exchanged for our secured subordinated promissory notes. Debentures in the aggregate principal amount of $250,000 remained outstanding as of March 31, 2007. As of the date of this report, we have not paid the principal and interest due with respect to those debentures and are, accordingly, in default. We are also in default because (i) our registration statement, required under the registration rights agreement associated with the debentures, was not declared effective before we withdrew it on February 2, 2007, and (ii) the Company did not redeem the debentures as required commencing on December 1, 2005. Therefore, the holders of the outstanding debentures can elect to require us to pay a mandatory repayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under such debentures. The terms of a separate security agreement provide that, upon the occurrence of an event of default which is not cured, the debenture holders (acting in concert) have the right to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the security agreement associated with the debentures.

On April 18, 2007, the Company entered into a forbearance agreement with the sole remaining debenture holder, which provides for a settlement whereby the Company will issue stock in a conversion of the outstanding debt and unpaid interest and penalties. The forbearance agreement provides, subject to a number of conditions, that: (i) the full amount due as of the date of the forbearance agreement with respect to the debenture, including unpaid principal, interest and penalties, is $428,890.00, excluding certain expenses (up to $10,000) incurred by the debenture holder in connection with the forbearance agreement and to be reimbursed the Company; (ii) the Debenture shall be deemed amended such that the Conversion Price, as that term is defined in the debenture, shall be $1.50; and (iii) the holder may at any time convert the full amount due into Conversion Shares, as that term is defined in the debenture.

8% Secured Convertible Debentures

As reported in our Current Report on Form 8-K filed March 27, 2007, the Company has not filed the registration statement required pursuant to the sale of the 8% secured convertible debentures on February 21, 2007. Therefore the Company is obligated to pay the investors, pursuant to the subscription agreements, as partial compensation for such failure and not as a penalty, 1.0% of the purchase price (equal to $60,000) of the registrable securities purchased from the Company in the offering for each month (or portion thereof) in which such failure occurs until the registration statement has been declared effective. Such payments are to be made in cash on the fifth business day following every month in which a registration default has occurred. However, no liquidated damages are payable with respect to any warrants, additional warrants, warrant shares or additional warrant shares. If the Company does not remit payment to any investor as set forth above, the Company must pay the investor interest at the rate of 12% per annum, or the highest rate permitted by law, if less, until such sums have been paid in full.

In addition to the partial compensation payable pursuant to the subscription agreements, described in the foregoing paragraph, failure of the Company to file such registration statement within such thirty-day period could be asserted by a Debenture holder as an Event of Default of the Debentures.

Upon the occurrence of an Event of Default, the outstanding principal amount of the Debentures, together with accrued and unpaid interest, liquidated damages and other amounts owing in respect thereof, shall become, at the holders’ election, immediately due and payable in cash at the “Mandatory Default Amount.” The Mandatory Default Amount is defined to mean the sum of -

(i) the greater of

(A) 130% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest thereon, or

(B) The outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, divided by the Conversion Price; and

(ii)  all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of the debenture, the interest rate on the debenture will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

To date, no holder of the Debentures has asserted any Event of Default nor elected to accelerate the indebtedness under the 8% secured convertible Debentures.

In the event the Company failed to pay the Mandatory Default Amount, when due, such failure could constitute an event of default under the terms of a security agreement, by and among the Company, its subsidiaries that have a provided a subsidiary guarantee, Asante Networks, Inc. and TechnoConcepts, Inc. (Nevada), and the holders of the Debentures, pursuant to which the Company and such subsidiaries have granted to such holders a security interest in essentially all of their property and assets other than the Company’s equity interests in its subsidiaries incorporated in Hong Kong or in the People’s Republic of China.

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

Date: May 21, 2007

TECHNOCONCEPTS, INC.

By:	/s/ Antonio E. Turgeon
Antonio E. Turgeon
Chief Executive Officer

Date: May 21, 2007

By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer