Form 10KSB/A
period 2006-09-30
TECHNOCONCEPTS, INC.
filed 2007-06-12
CIK 1165758

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 2
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

Results of Operations

Fiscal year ended September 30, 2006 compared to fiscal year ended September 30, 2005

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

Fiscal year ended September 30, 2005 compared to the nine months ended September 30, 2004

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

General and Administrative Expenses

We incurred General and Administrative expenses of $ 8,603,583, an increase of $ 8,191,644 over the nine months ended September30, 2004, in which we incurred $411,939 of such expenses. This increase is a direct result of increased overhead expenses including investor relations, investment banking fees, consulting costs, engineering costs, research and development costs and professional fees and expenses incurred by our subsidiary Asanté Acquisition Corporation. Included in this increase was $1,217,321 of non cash items.

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

We have incurred a cumulative loss from operations of $48,830,529; have negative working capital of $8,329,426 and negative cash flow from operations of $11,453,733. We anticipate incurring capital expenditures of approximately $1,000,000 during the fiscal year ending September 30, 2007. We expect our operating cash requirements will also be significant throughout fiscal year 2007, as we continue our research and development efforts, and attempt to execute on our business strategy. The amount and timing of cash requirements will depend on our completion of commercial products, market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. Moreover, the responsibilities of a public company will require the Company to meet certain legal and accounting requirements and to incur related expenses. In addition to the normal risks associated with an unproven business venture, there can be no assurance that our business plan will be successfully executed, even if adequate financing is secured.

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

Net Operating Loss

We have accumulated approximately $$27,400,000 of net operating loss carry forwards as of September 30, 2006, which may be offset against taxable income and income taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards in 2026. No tax benefit has been reported in the financial statements for the year ended September 30, 2006, because we believe there may be a chance that the carry forward will expire unused. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
TechnoConcepts, Inc.
Van Nuys, CA

We have audited the accompanying balance sheet of TechnoConcepts, Inc. and subsidiaries as of September 30, 2006, 2005 and 2004, the related statements of operations, changes in shareholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechnoConcepts, Inc. and subsidiaries as of September 30, 2006, 2005 and 2004 and the result of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

As disclosed in Note 2 to the consolidated financial statements, the accompanying financial statements for the years ended September 30, 2005 and 2004 have been restated.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, NY
May 11, 2007

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	September 30, 2005 (restated)	September 30, 2004 (restated)
ASSETS
Current assets:
Cash	$932,690	190,669	66,558
Accounts receivable, net of allowance for doubtful
accounts of $60,632, $90,040 and $0 respectively	197,863	318,202
Inventory, net of reserves of $444,000, $534,851 and $0 respectively	244,114	499,543
Prepaid expenses	180,883	328,723	727

Total current assets	1,555,550	1,337,137	67,285

Fixed assets, net	979,868	383,525	28,743

Other assets:
Intellectual Property			6,990,000
Deposits	104,439	77,251	0
Debt issuance costs, net	9,226	250,762	82,875

Total assets	$2,649,083	2,048,675	7,168,903

See accompanying notes to consolidated financial statements

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	September 30,	September 30,	September 30,
	2006	2005 (Restated)	2004 (Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Convertible notes payable,
net of unamortized debt issuance costs of $68,899	$1,181,101	$0	$0
Notes payable,
net of unamortized debt issuance costs of $5,791,763	2,567,757
Notes payable
net of unamortized debt issuance costs of $476,152	473,848
Note payable		750,000	921,985
Line of credit		331,639
Current portion of capital leases		10,567
Capital leases payable	13,667
Accounts payable	2,956,876	2,163,838	9,000
Accrued expenses payable	1,975,902	1,076,336	258,989
Customer deposits		278,806
Due to related parties	715,825	263,698	160,000

Total current liabilities	9,884,976	4,874,884	1,349,974

Capital leases payable less current maturities		17,123
Convertible note payable net of unamortized debt issuance costs of $1,872,673		1,902,327

Total liabilities	9,884,976	6,794,334	1,349,974

Minority interest	614,122

Shareholders' equity (deficit):
Series A Preferred stock, no par value, 10,000,000
shares authorized, 16,000, 16,000 and 32,000 shares
issued and outstanding, respectively	16	16	32
Series B Preferred, no par value, 3,100 authorized, 3,003
shares issued and outstanding, respectively	7,505,506	2,000,000	0
Common stock, no par value, 100,000,000
shares authorized 28,376,734, 27,015,035 and 24,852,671 shares
issued and outstanding, respectively	28,377	27,015	24,852
Additional paid-in capital	33,446,615	20,490,380	8,739,540
Subscriptions receivable		0	(4,008)
Accumulated deficit	(48,830,529)	(27,263,070)	(2,941,487)

Total shareholders' equity (deficit)	(7,850,015)	(4,745,659)	5,818,929

Total liabilities and shareholders' equity (deficit)	$2,649,083	2,048,675	7,168,903

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended	Nine Months Ended
	September 30,	September 30,	September 30,
	2006	2005 (Restated)	2004 (Restated)
Revenues:
Net Sales	$2,808,924	$898,261	$0

Cost of goods sold	1,976,537	858,284	0

Gross Profit	832,387	39,977	0

Operating Expenses:

General and administrative	15,239,939	8,603,583	411,939

Loss before other income (expense) and income taxes	(14,407,552)	(8,563,606)	(411,939))

Other income (expense):
Interest expense, net	(7,086,904)	(2,164,142)	(252,162))
Impairment of goodwill	--	(6,192,791)	0
Impairment of intellectual property	--	(6,990,000)	0

Minority interest	135,878	--

Loss before income taxes	(21,358,578)	(23,910,539)	(664,101))

Income taxes	800	1,600	0

Net loss	(21,359,378)	(23,912,139)	(664,101))

Dividends on preferred stock	517,525	100,000	0

Net loss available to common shareholders	$(21,876,903)	$(24,012,139)	($664,101))

Weighted shares outstanding:
Basic	27,527,784	26,378,677	19,424,421
Diluted	27,527,784	26,378,677	19,424,421

Loss per share available to common shareholder:
Basic	$(.79)	$(.91)	(0.03)
Diluted	$(.79)	$(.91)	(0.03)

See accompanying notes to consolidated financial statements

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Shareholders’ Deficit

							Accumulated
	preferred stock		Common Stock		Paid-In	Subscriptions	Deficit
	Shares	Amount	Shares	Amount	Capital	Receivable	(Restated)
Balances, September 30, 2004	32,000	$32	24,852,671	$24,852	$9,048,984	$(4,008)	$(2,240,931)
Prior period adjustments
Adjustment to purchase price
of assets of TechnoConcepts
(CA)	—	—	—	—	(1,010,000)	—	—
Adjustment of valuation of
shares issued for consulting
fees	—	—	—	—	700,556	—	(700,556)
Adjusted balance September
30, 2004	32,000	32	24,852,671	24,852	8,739,540	(4,008)	(2,941,487)
Collection of subscription
receivable	—	—	—	—	—	4,008	—
Beneficial conversion
feature from the issuance
of convertible debentures	—	—	—	—	3,329,200	—	—
Shares issued for:

Preferred shares	800	2,000,000	—	—	—	—	—
Conversion of
debentures	—	—	771,480	771	1,232,854	—	—

Consulting services	—	—	229,713	230	909,483	—	—

Effect of merger	—	—	1,161,170	1,162	4,998,838	—	—

Issuance of warrants for
services rendered	—	—	—	—	971,005	—	—
Retirement of preferred
shares	(16,000)	(16)	—	—	16	—	—
Dividends on preferred
Stock	—	—	—	—	—	—	(100,000)

Net loss	—	—	—	—	—	—	(23,912,139)
Balances, September 30,
2005	16,800	$2,000,016	27,015,034	$27,015	$20,180,936	$—	$(26,953,626)
Issuance of warrants for
services rendered	—	—	—	—	8,999,515	—	—
Conversion of debentures	—	—	518,108	518	1,293,572	—	—

Preferred shares issued	2,203	5,505,506	—	—	—	—	—
Shares issued for
consulting services	—	—	825,092	825	1,519,050	—	—
Shares issued for employee
Bonuses	—	—	15,500	16	38,269	—	—
Shares issued for stock
option exercise	—	—	3,000	3	1,497	—	—

Cost of stock options	—	—	—	—	1,413,776	—	—

Dividends	—	—	—	—	—	—	(517,525)

Net Loss	—	—	—	—	—	—	(21,359,378)
Balances, September 30,
2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	—	$(48,830,529)

See accompanying notes to consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows

	September 30, 2006	September 30, 2005 (Restated)	September 30, 2004(Restated)

Cash flows from operating activities:

Net loss	$(21,359,378)	$(23,912,139)	$(664,101)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation	131,736	50,097	1,556
Amortization of debt costs	4,776,910	1,740,618	201,268
Shares issued for services	1,519,050	1,880,718	--
Stock option expense	1,413,775	--	--
Impairment of goodwill	--	6,192,791	--
Impairment of intellectual property	--	6,990,000
Minority interest	614,122	--
Shares issued for bonus	38,268	--
Changes in operating assets and liabilities:
Accounts receivable	120,339	419,773
Inventory	255,429	403,009
Other assets	120,652	(375,725)	(727)
Accounts payable	793,038	97,456	21,452
Accrued expenses	122,326	728,258	(395,096)

Net cash flows from operating activities	(11,453,733)	(5,785,144)	(835,648)

Cash flows from investing activities:
Net Borrowings from related parties	452,127	(152,451	--
Acquisition of fixed assets	(728,079)	(348,663)	(28,559)

Net cash flows from investing activities	(275,952)	(501,114)	(28,559)

Cash flows from financing activities:
Proceeds from notes payable	7,310,365	4,525,000	905,000
Debt acquisition costs	--	(445,800)	--
Proceeds from preferred shares	5,505,503	2,000,000	--
Net borrowings from bank	(331,639	331,639	--
Repayment of long-term debt	(14,023	(4,478)	--
Stock subscription received	--	4,008	--
Stock options exercised	1,500	--

Net cash flows from financing activities	12,471,706	6,410,369	905,000

Net change in cash and cash equivalents	742,021	124,111	40,793
Cash and cash equivalents, beginning of period	190,669	66,558	25,765

Cash and cash equivalents, end of period	932,690	$190,669	$66,558

Supplemental cash flow information:
Interest paid	--	$--	$--
Income taxes paid	800	$800	$--
Non-cash investing and financing activities
Shares issued in payment of consulting fees			464,348
Shares issued for conversion of debt	518,108	1,233,625	316,675

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

In April 2005, Asanté Acquisition Corp. (“Acquisition Corp.”) was formed in the State of California as a wholly owned subsidiary of the Company. Acquisition Corp. was formed primarily to acquire the assets of Asanté Technology Corp. On October 17, 2005, Asanté Acquisition Corp. completed reorganization with RegalTech Inc. (“RegalTech”), a publicly traded Delaware corporation. The reorganization provided for the merger of Asanté Acquisition Corp. and RegalTech, pursuant to the companies’ Agreement and Plan of Reorganization dated August 31, 2005. RegalTech's name was subsequently changed to Asanté Networks Inc. Asanté Networks maintains a 52-53 week fiscal year ending on the Saturday closest to September 30.

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

Fixed Assets- The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line basis over the expected useful life of the asset as follows:

Leasehold improvements	Remaining lease term or useful life
Software	3 years
Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years

Fixed assets are comprised as follows at September 30:

	2006	2005 (restated)	2004 (restated)
Furniture and fixtures	$271,469	$185,927	$	----
Computer and office equipment	2,412,401	2,410,535	30,451
Computer Software	673,887	64,427	----
Leasehold improvements	248,228	217,017	----
	3,605,985	2,877,906	30,451
Accumulated depreciation	2,626,117	2,494,381	1,708
	$979,868	$383,525	$28,743

Computer and office equipment under capital leases totaled $41,532 at September 30, 2006 and 2005. There were no computer and office equipment under capital leases at September 30, 2004.

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

Prepaid expenses consist of the following at September 30,

	2006		2005 (restated)		2004 (restated)
Licenses	$66,007	$	----	$	----
Consulting fees	53,789	134,938	----
Equipment rental	35,822	77,251	----
Inventory	13,237	76,600	----
Insurance	6,096	----	----
Other	5,932	39,934	727
	$180,883	$328,723	$727

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

Components of inventories are as follows at September 30:

	2006	2005 (restated)	2004 (restated)
Raw materials	$94,755	$91,122	----
Finished goods	593,359	943,272		----
	688,114	1,034,394		----
Less: reserve for obsolescence	(444,000)	(534,851)		----
	$244,114	$499,543	$	----

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
Accrued Expense

Accrued expenses consist of the following at September 30:

	2006		2005 (restated)		2004 (restated)
Loan Fees	$285,000	$	----	$	----
Director Fees	50,000	160,000	----
Interest	801,557	134,595	53,904
Dividends	617,525	100,000	----
Commissions	94,108	92,598	----
Vacation Pay	10,314	68,755	----
Warranty	73,688	109,983	----
Taxes	18,966	1,600	----
Other	24,744	408,805	205,085

Total	$1,975,902	$1,076,336	$258,989

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

	Year Ended September 30,	Year Ended September 30,	Year Ended September 30,
	2006	2005 (restated)	2004 (restated)
Basic weighted average shares outstanding	27,527,784	26,378,677	19,424,421
Dilutive effect of stock options	----	----	----
Dilutive effect of warrants	----	----	----
Diluted weighted average shares outstanding	27,527,784	26,378,677	19,424,421

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2006, 2005 and 2004: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to fiscal 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

NOTE 1- Summary of Significant Accounting Policies (continued)

Stock Based Compensation- The pro forma net loss and loss per share consists of the following:

	Year Ended September 30, 2006	Year Ended September 30, 2005 (restated)	Year Ended September 30, 2004 (restated)
Net loss available to common shareholders, as restated	$(21,876,903)	$(24,012,139)	$(664,101)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	(325,135)	(1,166,173)	(165,458)
Proforma net loss available to common shareholders	$(22,202,038)	$(25,178,312)	$(829,559)
Proforma diluted loss per share available to common shareholders	$(.81)	$(.95)	$(.04)

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

	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$898,261	$898,261	$0	$0

Cost of Sales	858,284	858,284	0	0

Gross Profit	39,977	39,977	0	0

Operating expenses:
General and administrative expenses	8,603,583	8,603,583	880,812	411,939

Loss before other income(expense)
and income taxes	(8,563,606)	(8,563,606)	(880,812)	(411,939)

Other income (expense)
Interest expense	(2,164,142)	(2,164,142)	(252,162)	(252,162)
Impairment of Goodwill	(529,162)	(6,192,791)	0	0
Impairment of intellectual property	0	(6,990,000)	0	0

Loss before income taxes	(11,256,910)	(23,910,539)	(1,132,974)	(664,101)

Income taxes	1,600	1,600	0	0

Net loss	(11,258,510)	(23,912,139)	(1,132,974)	(664,101)

Dividends on preferred stock	100,000	100,000	0	0

Net loss available to common
shareholders	($11,358,510)	($24,012,139)	($1,132,974)	($664,101)

Basic and diluted shares outstanding	26,378,677	26,378,677	19,424,421	19,424,421

Basic and diluted loss per share
available to common shareholder	(0.43)	(0.91)	(0.06)	(0.03)

Restatement Impact on Consolidated Balance Sheet
As of September 30, 2005 and 2004

	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets

Current Assets
Cash	$190,669	$190,669	$66,558	$66,558

Accounts receivable	318,202	318,202	0	0
Inventory	499,543	499,543	0	0
Prepaid expenses	328,723	328,723	727	727

Total current assets	1,337,137	1,337,137	67,285	67,285

Fixed Assets	383,525	383,525	28,743	28,743

Other assets:
Intellectual property	8,000,000	0	8,000,000	6,990,000
Goodwill	5,663,629	0	0	0
Deposits	77,251	77,251	0	0
Debt issue costs	250,762	250,762	82,875	82,875

Total assets	$15,712,304	$2,048,675	$8,178,903	$7,168,903

Liabilities and Shareholders’ Deficit

Current Liabilities
Line of Credit	$331,639	$331,639	$0	$0
Note Payable	750,000	750,000	921,985	921,985
Current portion of capital leases	10,567	10,567	0	0
Accounts payable	2,163,838	2,163,838	9,000	9,000
Accrued expenses	1,076,336	1,076,336	258,989	258,989
Customer deposits	278,806	278,806	0	0
Due to related parties	263,698	263,698	160,000	160,000

Total current liabilities	4,874,884	4,874,884	1,349,974	1,349,974

Capital leases payable less current maturities	17,123	17,123	0	0
Convertible note payable	1,902,327	1,902,327	0	0

Total liabilities	6,794,334	6,794,334	1,349,974	1,349,974

Shareholders’ Deficit

Series A Preferred stock	16	16	32	32
Series B Preferred stock	2,000,000	2,000,000	0	0
Common stock	27,015	27,015	24,852	24,852
Additional paid in capital	20,490,380	20,490,380	9,048,984	8,739,540
Subscriptions receivable	0	0	(4,008)	(4,008)
Accumulated deficit	(13,599,441)	(27,263,070)	(2,240,931)	(2,941,487)

Total shareholders’ deficit	8,917,970	(4,745,659)	6,828,929	5,818,929

Total liabilities and shareholders’ deficit	$15,712,304	$2,048,675	$8,178,903	$7,168,903

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

	December 31, 2003		March 31, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenues	$0	$0	$0	$0

Cost of Sales	0	0	0	0

Gross Profit	0	0	0	0

Operating expenses:
General and administrative expenses	941,354	2,110,783	1,423,368	959,020

Loss before other income (expense) and income taxes	(941,354)	(2,110,783)	(1,423,368)	(959,020)

Other income (expense)
Interest expense	(743)	(743)	(1)	(1)
Impairment of Goodwill	0	0	0	0
Impairment of intellectual property	0	0	0	0

Loss before income taxes	(942,097)	(2,111,526)	(1,423,369)	(959,021)

Income taxes	0	0	0	0

Net loss	(942,097)	(2,111,526)	(1,423,369)	(959,021)

Dividends on preferred stock	0	0	0	0

Net loss available to common shareholders	($942,097)	($2,111,526)	($1,423,369)	($959,021)

Basic and diluted shares outstanding	7,930,320	7,930,320	7,930,320	7,930,320

Basic and diluted loss per share available to common shareholder	(0.12)	(0.27)	(0.18)	(0.12)

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

Under the note purchase agreements, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $8,359,520. The secured subordinated promissory notes carry an interest rate of 8% per annum... These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which the Company consummates the closing of its next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The Company may, at its option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

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

Deferred income taxes are comprised of the following:

		September 30, 2006		September 30, 2005 (restated)		September 30, 2004 (restated)
Deferred tax assets
Net operating loss		$10,963,511		$4,000,782		$645,996
Inventory reserve		177,600		213,940		----
Interest payable		320,622		53,838		103,098
Bad debt allowance		24,333		76,016		----
Other		784		----		63,693
Intellectual property		2,986,667		3,200,000		404,000
Goodwill		2,146,834		2,265,452		----
Total deferred tax assets		16,620,351		9,810,028		1,216,787

Less: valuation allowance		16,620,351		9,810,028		(1,216,787)
	$	----	$	----	$	----

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
September 30, 2006

Note 8 - Income Taxes (continued)

Income tax expense is comprised of the following:

	September 30,	September 30,	September 30,
	2006	2005 (restated)	2004 (restated)
Current:
Federal	$ ----	$ ----	$	----
State	800	1,600		----

	800	1,600		----
Deferred:
Federal	----	----		----
State	----	----		----

Total income tax expense	$800	$1,600	$	----

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2005 (restated)	Year Ended September 30, 2004 (restated)

U.S. Federal income tax statutory rate	(34)%	(34)%	(34)%
State income tax, net of federal income tax benefit	(6)%	(6)%	(6)%
Other- primarily net operating losses	40%	40%	40%
	----%	----%	----%

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

(2)
As of September 30, 2005, our management did not have an accurate and complete understanding of US GAAP to properly adjust the initial valuation of trademarks and expired provisional patents acquired in connection with the Company’s acquisition of TechnoConcepts, Inc., a Nevada corporation (“TCI Nevada”) in February 2004. At the time of the initial valuation of these assets, management should have recognized that the subject of the trademarks had no “brand” value and that the technology underlying the provisional patents was effectively part of an ongoing research and development effort at the time of their acquisition. As a result of this deficiency in our internal control over financial reporting, we were required to restate our consolidated financial statements as described in the notes to the consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

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

Michael Ussery , age 54, has served as a director of the Company since August 2004. Prior to this he worked as an international public affairs advisor and business developer with extensive investments and financing experience in Eastern Europe. He is a former U.S. Ambassador to Morocco who has international private sector experience in marketing, negotiations, strategic planning, and project development; he held his title from 1988 thru 1992. In government he has held senior positions during the Libya conflict, Gulf War, Afghan War, and Mid-East peace process. Mr. Ussery has worked for more than 35 countries, and in the past decade he has worked with more than (60) companies and organizations including numerous Fortune 500 and top international corporations, and has advised foreign governments. Mr. Ussery has been a founder of five companies and two non-profit organizations, and is a veteran of seven presidential and congressional campaigns. He was a national fund raising Vice Chairman, policy contributor and Arkansas field manager of the 2000 Bush - Chaney Campaign. Mr. Ussery serves as a Co-Founder and chairs the Advisory Board of the Romania Moldova Direct Fund, and in Bulgaria he is a recent Co-Founder of InfoMed and Netcare Bulgaria. Appointed by the Virginia Governor, Mr. Ussery is one of seven Commissioners of Vint Hill Economic Development Authority, responsible for converting a U.S. military base into a commercial and residential development. In the field of education, Mr. Ussery is President and CEO of the Coordinating Council for The International University, a non- profit organization creating American higher education in developing countries. He has served on the Advisory Board and spoken at numerous prestigious colleges and universities across the U.S. including Yale, the University of South Carolina, VMI, the George Mason University and Newberry College.

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

TECHNOCONCEPTS, INC.

Dated: May 7, 2007	By:	/s/ Antonio E. Turgeon
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Antonio E. Turgeon	Chairman of the Board, President and Chief Executive Office Principal Executive Officer	May 11, 2007
ANTONIO E. TURGEON

/s/ Michael Handelman	Chief Financial Officer and Principal Accounting and Financial Officer	May 11, 2007
MICHAEL HANDELMAN

	Director	May 11, 2007
RONALD HICKLING

/s/ George Lange	Director	May 11, 2007
GEORGE LANGE

/s/ John Mansfield	Director	May 11, 2007
JOHN MANSFIELD

	Director	May 11, 2007
DR. FENG YUH JUANG

	Director	May 11, 2007
RICHARD HINES

/s/ Michael Ussery	Director	May 11, 2007
MICHAEL USSERY