Form 10QSB
period 2007-06-30
TECHNOCONCEPTS, INC.
filed 2007-08-20
CIK 1165758

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ________ to ________

Commission File Number 333-90682

TechnoConcepts, Inc .
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
Yes ☒    No ☐

As of August 20, 2007, the Registrant had 73,405,483 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure format:
Yes ☐ No ☒

 PART I. Financial Information

 TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash	$1,130,456	$932,690
Accounts receivable, net of allowance for doubtful accounts of $33,540 and $60,632 as of June 30, 2007 and September 30, 2006, respectively	339,703	197,863
Inventory, net of reserves of $273,679 and $444,000 as of June 30, 2007 and September 30, 2006, respectively	133,902	244,114
Prepaid expenses	256,891	180,883

Total current assets	1,860,952	1,555,550

Fixed assets, net	853,469	979,868

Other assets:
Deposits	127,499	104,439
Debt issuance costs, net	--	9,226

Total assets	$2,841,920	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable (in default), net of unamortized debt issuance costs of $0 and $68,899 as of June 30, 2007 and September 30, 2006, respectively	250,000	$1,181,101
Note payable net of unamortized debt issuance costs of $0 and $5,791,763 as of June 30, 2007 and September 30, 2006, respectively	3,280,981	2,567,757
Note payable net of unamortized debt issuance cost of $1,989,041 and $0 as of June 30, 2007 and September 30, 2006, respectively	10,959
Note payable net of unamortized debt issuance costs of $0 and $476,152 as of June 30, 2007 and September 30, 2006, respectively	867,500	473,848
Capital leases payable	--	13,667
Accounts payable	2,573,122	2,956,876
Accrued expenses payable	2,229,913	1,975,902
Customer deposits	20,485	--
Due to related parties	302,902	715,825
Total current liabilities	9,535,862	9,884,976

Notes payable net of unamortized debt issuance costs of $4,588,333 and $0 as of June 30, 2007 and September 30, 2006	1,416,667	--
Minority interest	558,544	614,122
	11,511,073	10,499,098
Shareholders' deficit:
Series A Preferred stock, no par value, 10,000,000 shares authorized,0 and 16,000 shares issued and outstanding as of June 30, 2007 and September 30, 2006 respectively	0	16
Series B Preferred, no par value, 3,600 authorized, 3,583 and 3,003 shares issued and outstanding as of June 30, 2007, and September 30, 2006, respectively	513,006	7,505,506
Common stock, no par value, 100,000,000 shares authorized, 73,405,483 and 28,376,734 shares issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	73,405	28,377
Additional paid-in capital	66,262,508	33,446,615
Accumulated deficit	(75,518,072)	(48,830,529)

Total shareholders' deficit	(8,669,153)	7,850,015

Total liabilities and shareholders' deficit	$2,841,920	$2,649,083

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine months ended June 30,		Three months ended June30,
	2007	2006	2007	2006

Revenues:
Net Sales	270,490	2,627,237	82,151	289,294

Cost of goods sold	208,556	1,745,902	118,379	265,429

Gross Profit	61,934	881,335	(36,228)	23,865

Operating Expenses:
General and administrative	13,061,812	9,707,609	4,656,278	3,156,296

Loss before other income (expense) and income taxes	(12,998,878)	(8,826,274)	(4,692,506)	(3,132,431)

Other income (expense):
Interest expense, net	(13,246,507)	(3,887,075)	(1,831,057)	(1,452,381)

Minority interest	47,466	45,879	8,112	(42,472)

Loss before income taxes	(26,198,919)	(12,667,470)	(6,516,051)	(4,627,284)

Income taxes	800	-	-	-

Net loss	(26,199,719)	(12,667,470)	(6,516,051)	(4,627,284)

Dividends on preferred stock	487,824	260,150	162,608	160,150

Net loss available to common shareholders	$(26,687,543)	$(12,927,620)	$(6,678,659)	$(4,787,434)

Weighted shares outstanding:
Basic	53,674,572	27,434,359	55,965,655	27,533,084
Diluted	53,674,572	27,434,359	55,965,655	27,533,084

Loss per share available to common shareholder:
Basic	$(.50)	$(.47)	$(.12)	$(.17)
Diluted	$(.50)	$(.47)	$(.12)	$(.17)

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts Inc.
And Subsidiaries
Comprehensive Statement of Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit
Balances, September 30, 2006	19,003	$7,505,522	28,376,734	$28,377	$33,446,615	$(48,830,529)
Issuance of warrants for services rendered	—	—	—	—	11,831,917	—
Conversion of notes payable	—	—	5,756,307	5,756	8,628,702	—
Shares issued for consulting services			98,092	98	192,678
Cost of stock options					2,216,599
Issuance of preferred shares	3,430
Conversion of preferred shares.	(19,106)	(6,992,516)	35,124,420	35,124	6,957,558
Shares issued in settlement of debt			853,781	854	1,491,635
Exercise of warrants			3,196,149	3,196	1,496,804
Dividends	—	—	—	—	—	(487,824)
Net Loss	—	—	—	—	—	(26,199,719)
Balances, June 30, 2007	3,327	$513,006	73,405,483	73,405	66,262,508	$(75,518,072)

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	October 1, 2006 To June 30, 2007	October 1, 2005 To June 30, 2006
Cash flows from operating activities:
Net loss	$(26,199,719)	$(12,667,470)

Adjustments to reconcile net loss to
Net cash provided be operating activities:
Depreciation	187,180	95,560
Amortization of debt costs	9,226	2,721,708
Minority interest	(55,578)	-
Interest paid in warrants	13,580,398	615,771
Stock option expense	2,216,599	673,826
Stock issued for service	57,800	298,885

Changes in operating assets and liabilities
Accounts receivable	(141,840)	(99,640)
Inventory	110,212	123,547
Other assets	(98,927)	(213,735)
Accounts payable	(363,269)	(42,541)
Accrued expenses	(233,813)	(345,859)

Net cash flows from operating activities	(10,931,731)	(8,839,948)

Cash flows from investing activities:
Net borrowing from related parties	(412,923)	(204,388)
Acquisition of fixed assets	(60,781)	(356,923)

Net cash flows from investing activities	(473,704)	(561,311)

Cash flows from financing activities:
Proceeds from notes payable	11,768,265	4,972,570
Proceeds from preferred shares	--	5,505,506
Net borrowing from bank	--	(331,639)
Exercise of warrants	1,500,000	--
Repayment of long-term debt	(1,665,064)	(11,301)

Net cash flows from financing activities	11,603,201	10,135,136

Net change in cash and cash equivalents	197,766	733,876
Cash and cash equivalents, beginning of period	932,690	190,669

Cash and cash equivalents, end of period	$1,130,456	$924,545

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$800

Non-cash investing and financing activities
Warrants issued as debt issuance costs	$11,931,917	$6,099,289
Shares issued for conversion of debt	10,261,948	1,294,090

See accompanying notes to unaudited consolidated financial statements.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2006. The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending September 30, 2007, or for any future period.

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

NOTE 2 - INVENTORY

Inventories consist of the following:

	June 30, 2007 (Unaudited)	September 30, 2006
Raw materials	16,750	94,755
Finished goods	390,831	593,359
	407,581	688,114
Less: Reserve	(273,679)	(444,000)
	$133,902	$244,114

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 3 - EARNINGS/(LOSS) PER SHARE

“Basic” earnings (loss) per share equals net income (loss) divided by the weighted average common shares outstanding during the period. “Diluted” earnings (loss) per share equals net income (loss) divided by the sum of the weighted average common shares outstanding during the period plus dilutive common stock equivalents, including shares issuable on the exercise of options, warrants and convertible debt, in accordance with SFAS No. 128. The total potential dilutive common shares excluded from this computation due to the anti-dilution effect, totaled 61,018,489 and 15,751,990 in the fiscal quarters ended June 30, 2007 and 2006, respectively.

Our net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the nine month periods ended June 30, 2007 and 2006 because the inclusion of common stock equivalents would be anti-dilutive.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal quarters ended June 30, 2007 and 2006: expected volatility of between 92% and 117%, risk free interest rate of between 4.63% and 5.75%; and expected lives of 5 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards to the financial statements prior to January 1, 2006. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 4 - Stock-based compensation (Continued)

The pro forma net loss and loss per share consists of the following:

	Nine Months ended March 31
	2007	2006

Net loss available to common shareholders,	$(26,687,543)	$(12,927,620)
Effect of stock options, net of tax (prior to adoption of FAS 123R)	--	(325,135)
Proforma net loss available to common shareholders	$(26,687,543)	$(13,252,755)
Proforma diluted loss per share available to common shareholders	$(.50)	$(.48)

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

NOTE 6- PREFERRED STOCK

Series A preferred stock

The Company designated 16,000 shares of the preferred stock as “Series A preferred stock”. The shares of Series A preferred stock were divided into Series A-1 and Series A-2. Shares of Series A preferred stock had no par value per share, a face value of $1,000 per share, and ranked senior to common stock and shares of Series B preferred stock.

Shares of Series A-1 preferred stock did not bear dividends. Shares of Series A-2 preferred stock bore dividends, payable quarterly at the rate of five percent per annum or $50.00 per share. Such dividends are payable in cash or common stock, as the Board of Directors shall determine.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 6- Preferred Stock (Continued)

Series A preferred stock (Continued)

On February 18, 2004, (the “Maturity Date”) the Company’s Series A Preferred Shares matured and each share was automatically converted to 2,000 shares of the Company’s common stock, in accordance with Section 4(g) of the Company’s amendment to its articles of incorporation relating to the Series A Preferred Shares. The conversion rate was determined by dividing the Stated Value (face value) of such shares by the Conversion Price then in effect, as those terms are defined in the articles as amended. On the Maturity Date, the common stock of the Company was not actively traded on the Nasdaq SmallCap Market or the Nasdaq National Market; therefore, each holder of the Series A Preferred Shares had the option, upon written notice to the Company, to retain its rights as a holder of Preferred Shares including, without limitation, the right to convert such Preferred Shares in accordance with the terms of the relevant sections of the articles as amended. The Company received no such written notice ; therefore, the automatic conversion has taken place, resulting in the issuance of 32,000,000 shares of our common stock to the holders of the Series A Preferred Shares.

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

Each share of Series B preferred stock is convertible, at the option of the holder thereof, at any time into 1,000 shares of common stock, subject to certain anti-dilution adjustments. The shares of Series B preferred stock are automatically converted into shares of common stock on the third anniversary of the issuance date (the “Maturity Date”), unless on the Maturity Date: (i) the number of shares of the Company’s common stock authorized, unissued and unreserved for all other purposes, or held in the Company's treasury, is not sufficient to effect the issuance and delivery of the number of shares of common stock into which all outstanding Series B Preferred Shares are then convertible, or (ii) the common stock of the Company is not actively traded on the Nasdaq SmallCap Market or the Nasdaq National Market on the Maturity Date. If on the Maturity Date either of those conditions exist, each holder of the Series B preferred stock would have the option, upon written notice to the Company, to retain its rights as a holder of Series B preferred stock including, without limitation, the right to convert such preferred stock into common stock, as described above.

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
June 30, 2007

NOTE 6- Preferred Stock (Continued)

Series B preferred stock (Continued)

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

During the six months ended June 30, 2007, and in connection with the secured subordinated promissory notes issued by the Company, holders of Series B Preferred Stock were issued an additional 645 shares of the Series B Preferred Stock, pursuant to a “most favored nations” clause in the securities purchase agreement entered into by the holders and the Company on November 17, 2004.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B-1 preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

Series B-1 preferred stock (Continued)

reason of their ownership thereof, but after payment in full of any liquidation preference amounts payable to the holders of Series B preferred stock, an amount per share equal to the sum of $2,000 for each outstanding share of Series B-1 preferred stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

The holders of the Series B-1 preferred stock have no voting rights.

As of June 30, 2007, the Company had sold 2,203 shares of Series B-1 Preferred (convertible to 2,203,000 shares of Common) at an aggregate purchase price of $5,505,506.

As of June 30, 2007, $942,741 has been accrued for dividends which have not been declared and paid.

During the nine months ended June 30, 2007, and in connection with the secured subordinated promissory notes issued by the Company, certain holders of Series B-1 Preferred Stock were issued an additional 2,785 shares of the Series B-1 Preferred Stock, pursuant to a “most favored nations” clause in the securities purchase agreement entered into by such holders and the Company on November 17, 2004.

During the nine months ended June 30, 2007, holders of Series B and Series B-1 preferred stock converted 969 shares of Series B and 2,137 shares of Series B-1 preferred shares into 3,106,000 shares of common stock.

NOTE 7- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a cumulative loss from operations of $75,518,072, negative working capital of $7,674,910 at June 30, 2007 and a negative cash flow from operations for the nine months ended June 30, 2007 of $10,931,731 which raises doubt about its ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty. We expect our cash requirements will increase significantly throughout our current fiscal year, as we continue our research and development efforts, hire and expand our staff and attempt to execute on our business strategy through working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents on hand, including financing obtained subsequent to June 30, 2007, should be sufficient to fund our operations for at least the next 2 months. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. There can be no assurance that such additional financing would be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objective. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 8 - Convertible Debentures (Continued)

As of June 30, 2007, the outstanding debentures consisted of the following:

Principal amount of 7% secured convertible debentures outstanding as of June 30, 2007	$250,000
Less: unamortized conversion costs	0
$250,000

The Company reflected the amortization of the discounts on these debentures as interest expense totaling $68,899 and $1,665,976 for the nine months ended June 30, 2007 and 2006, respectively.

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

On April 18, 2007, the Company entered into a forbearance agreement with the sole remaining debenture holder, which provides for a settlement whereby the Company will issue stock in a conversion of the outstanding debt and unpaid interest and penalties. The forbearance agreement provides, subject to a number of conditions, that: (i) the full amount due as of the date of the forbearance agreement with respect to the debenture, including unpaid principal, interest and penalties, is $428,890.00, excluding certain expenses (up to $10,000) incurred by the debenture holder in connection with the forbearance agreement and to be reimbursed the Company; (ii) the Debenture shall be deemed amended such that the Conversion Price, as that term is defined in the debenture, shall be $1.50; and (iii) the holder may at any time convert the full amount due into Conversion Shares, as that term is defined in the debenture. The forbearance agreement expired on July 30, 2007, without the debenture holder exercising its amended conversion right; therefore, the Company remains in default and the debenture holder may exercise any and all of its rights as described above.

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 9 - 7% Notes Payable (Continued)

Under the note purchase agreements, the Company issued to the investors its secured subordinated promissory notes in the aggregate principal amount of $12,308,907. The secured subordinated promissory notes carry an interest rate of 8% per annum. These notes will mature on the date that is the earliest of (i) one year from the date of issuance of the applicable secured subordinated promissory note, (ii) the date on which the Company consummates the closing of its next equity financing or series of equity financings which in the aggregate total no less than $7,000,000, or (iii) the sale of the Company or sale of substantially all of the Company's assets any time prior to the maturity date. The Company may, at its option, prepay any of the secured subordinated promissory notes in whole or in part without penalty.

As part of the consideration for the sale of these notes, the Company issued 5-year warrants to purchase shares of its common stock at an exercise price of $1.00, with each note purchaser to receive a pro rata share of the warrant pool of warrants. The warrants issued are exercisable for an aggregate of 12,308,907 shares of the Company’s common stock. At issuance, the warrants had an estimated fair value of $12,308,907. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

Under the terms of the Promissory Notes, an event of default occurs when the Company fails to pay (i) any principal payment on the due date or (ii) any interest or other payment required pursuant to the terms of the extended promissory note on the date due, and such payment shall not have been made within twenty (20) days of Company’s receipt of a note holder’s written notice to the Company of such failure to pay. Under the terms of the Promissory Notes an aggregate principal amount of $3,280,981 and accrued interest of $242,314 was due and payable on May 31, 2007. The Company did not make the required payment on May 31, 2007, but no written notice from any Promissory Note holder has been received.

An event of default would also occur under the terms of the Promissory Notes if the Company breaches certain covenants or enters into voluntary or involuntary bankruptcy or insolvency proceedings.

Upon the occurrence or existence of any such event of default and at any time thereafter during the continuance of such default, a note holder may, by written notice to the Company, declare all outstanding obligations payable by the Company under the Promissory Note to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which the Company has expressly waived. In addition to the foregoing remedies, upon the occurrence or existence of such event of default, a note holder may exercise any other right, power or remedy granted to it under the Promissory Notes or pursuant to applicable law. If such a default occurs, the Company has additionally agreed to pay all taxes levied or assessed upon the outstanding principal against any note holder and to pay all reasonable costs, including attorneys’ fees, costs relating to the appraisal and/or valuation of assets and all other costs and expenses incurred in the collection, protection, defense, preservation, or enforcement of the extended promissory note or any endorsement

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 9 - 7% Notes Payable (Continued)

of the note or in any litigation arising out of the transactions of which the Promissory Note or any endorsement of the Promissory Note is a part.

The Promissory Notes are secured by collateral consisting of all assets of the Company, including all assets acquired by the Company since the execution of the notes and the proceeds thereof. Upon any Event of Default, each note holder may exercise any and all remedies of a secured party under the New York Uniform Commercial Code, with respect to the collateral, subject to any other contractual rights that may exist.

On June 13, 2007, the Company entered into an Extension Agreement (the “Extension Agreement”) with one note holder. The Extension Agreement provides for a waiver of any defaults under the Promissory Notes and extends the payment date for all amounts due to on or prior to November 30, 2007. In consideration for such extension, the Company issued to this holder a five year warrant to purchase 1,145,000 shares of the Company’s common stock with an exercise price of $1.90.

During the nine months ended June 30, 2007, the Company and investors in the secured subordinated promissory notes agreed to the exchange of $9,027,926 in principal amount of the secured subordinated promissory notes held by such investor for 6,018,617 shares of the Company’s common stock.

As of June 30, 2007 the Notes payable consisted of the following:

Notes payable	$3,280,981
Less: unamortized issuance costs	(0)
$3,280,981

The Company reflected the amortization of the discounts on these 7% notes as interest expense totaling $10,396,150 for the nine months ended June 30, 2007.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 10 - 8% NOTES PAYABLE

During October 2005, April 2006 and June 2007, the Company issued 8% promissory notes in the aggregate principal amount of $665,000, $285,000 and $157,500, respectively. As part of the consideration, the Company issued 5-year warrants to purchase an aggregate of 469,000 shares of the Company’s common stock at an exercise price of $3.00 per share, with each purchaser of the promissory notes receiving a pro rata share of the warrant pool consistent with the principal amount of the notes purchased. At issuance, the warrants had an estimated fair value of $864,270. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 91.19 to112.93%; risk free interest rate of 7.0%; and expected lives of 5 years.

The promissory notes matured two months after the date of issuance, and now are due upon demand. The Company paid a finder’s fee of 10% of the gross proceeds upon maturity of these notes.

As of June 30, 2007 the notes payable consisted of the following:
Notes payable	$867,500
Less: unamortized issuance costs	(0)
$867,500

The Company reflected the amortization of discounts on these 8% notes as interest expense totaling $476,152 for the nine months ended June 30, 2007

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
June 30, 2007

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

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 11 - 8% Secured Convertible Debenture (Continued)

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

Under the terms of a security agreement, by and among the Company, its subsidiaries that have a provided a subsidiary guarantee, Asanté Networks, Inc. and TechnoConcepts, Inc. (Nevada), and the holders of the 8% secured convertible debentures, the Company and such subsidiaries have granted to such holders a security interest in essentially all of their property and assets other than the Company’s equity interests in its subsidiaries incorporated in Hong Kong and in the People’s Republic of China.

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

As of June 30, 2007 the notes payable consisted of the following:

Notes payable	$6,000,000
Less: unamortized issuance costs	(4,583,333)
$1,416,667

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 11 - 8% Secured Convertible Debenture (Continued)

The Company reflected the amortization of the discounts on these 8% secured convertible debenture as interest expense totaling $1,416,667 for the nine months ended June 30, 2007.

NOTE 12 - 10% Secured Promissory Notes

In June 2007, the Company issued secured subordinated promissory notes in the aggregate principal amount of $2,000,000 and which carry a 10% annual rate of interest on the principal amount of the loan. The Notes will mature on the date that is the earlier of (i) December 29, 2007, or (ii) the date on which the Company consummates the closing of the Company’s next equity financing resulting in at least $6,000,000 in gross proceeds. The Notes are to be sold in two separate Closings (each a “Closing”). The initial Closing took place on June 29, 2007, with an aggregate investment of $2,000,000.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default, among others: (i) the Company fails to make any principal or interest payments on the date such payments are due and such default is not fully cured within three (3) business days after the occurrence thereof; or (ii) the Company fails to make the payment of any fees and/or liquidated damages under the Notes or the Loan Agreement; or (iii) the Company's material breach of any of the covenants or conditions made in the Loan Agreement, the Note or the other transaction documents.

In connection with its entry into the Loan Agreement, the Company is also issuing to the Investors warrants to purchase up to an aggregate of 2,000,000 shares of the Company's common stock with no par value at an initial per share exercise price of $1.90 and which are exercisable until June 29, 2014. The exercise price of the Loan Warrants is subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances, if prior to the expiration of exercise period, the Company sells equity securities (or securities convertible or exercisable into equity securities) at a lower per share exercise price. The holders of the Loan Warrants are entitled to exercise the warrants on a cashless basis at any time following the first anniversary of issuance if, at the time of exercise, there is no effective registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Loan Warrants.

On August 15, 2007, a third private investor executed the Loan Agreements (in substantially the same form) and was added to the Investors. The second Closing, in an aggregate principal amount of $224,800, took place on August 15, 2007, and subsequent Closings, in an aggregate principal amount of an additional $775,200, are to take place on or before August 31, 2007. In connection with the second and subsequent Closings, the Company expects to issue additional warrants to purchase up to an aggregate of 2,375,000 shares of the Company's common stock with no par value (the "Common Stock") at an initial per share exercise price of $1.90 (the "Loan Warrants"), each of which are exercisable until seven years from the date of issuance.

TechnoConcepts, Inc.
And Subsidiaries
Notes to Financial Statements
June 30, 2007

NOTE 12 - 10% Secured Promissory Notes (Continued)

As of June 30, 2007 the notes payable consisted of the following:

Notes payable	$2,000,000
Less: unamortized issuance costs	(1,989,041)
$10,959

The Company reflected the amortization of the discounts on these 10% secured promissory notes as interest expense totaling $10,959 for the nine months ended June 30, 2007.

Note 13 - RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB for the nine months ended June 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB/A for the year ended September 30, 2006, filed February 14, 2007, under the caption "Risk Factors" within the "Description of Business," and in our other reports filed from time to time with the Securities and Exchange Commission.

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

In the quarter ending March 31, 2007, we generated our first revenues from the sale of our microchips in our WiMAX Evaluation Platform circuit board in the amount of $31,500. In the quarter ended June 30, 2007 we generated revenue of $51,700 from our second sale. This newly released circuit board for developers includes the True Software Radio® programmable transceiver chipset and supports multiple wireless standards on multiple frequency bands, including Sprint’s AWS spectrum, Korea’s WiBRO at 2.3GHz, Europe’s 2.5 GHz bands and Asia’s 3.5GHz bands. We are currently working to increase sales, and we are also seeking to arrange additional financing to further commercialize this technology.

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

To date, Jinshilin Techno has generated no revenues from the sale of set-top-boxes; however, in the nine month period ending June 30, 2007, the subsidiary received one contract for the delivery of one hundred thousand set-top-box units, along with a customer deposit, and a second contract for the delivery of ten thousand units.

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

PLAN OF OPERATIONS

As discussed above, we are in the process of attempting to commercialize proprietary technology that we refer to as True Software Radio®, advanced semiconductor architecture that converts radio, or wireless, signals directly into digital data. We are incorporating the True Software Radio® semiconductor architecture in a product line of microchips, under the name Lycon™. In the quarter ending March 31, 2007, we generated our first revenues from the sale of our microchips in our WiMAX Evaluation Platform. This newly released circuit board for developers includes our Lycon™ programmable transceiver chipset and supports multiple wireless standards on multiple frequency bands. We are currently working to increase sales, and we also seek to arrange additional financing for our efforts to further commercialize this technology.

We formed our wholly-owned subsidiary, Jinshilin Techno, in December 2005 seeking to provide marketing support for our True Software Radio® technology in China from the subsidiary’s headquarters in Shanghai. On April 21, 2006, Jinshilin Techno acquired Internet Protocol television (IPTV) set-top-box (STB) technology through license agreements with Jinshilin Technologies Development Company Ltd. Jinshilin Techno currently offers an IPTV set-top box that features Voice over Internal Protocol, or VOIP, capability and can receive IP data transmissions through the household electrical power grid. Therefore, in addition to providing market support for True Software Radio®, Jinshilin Techno designs and markets products that receive and process IPTV signals in STBs. Jinshilin Techno expects that future generation set-top-boxes will support multi-protocol wireless connectivity with television, DVD players and other multi-media devices, by integrating True Software Radio® into IPTV set-top boxes. According to an article published by TelephonyOnline on April 23, 2007, Ying Wu, a Bell Labs veteran who co-founded leading Chinese telecom equipment vendor UTStarcom, is predicting that China will soon be the largest IPTV market in the world. We believe we can take advantage of this projected demand by developing and offering IPTV set-top-boxes that accommodate multiple services, such as VOIP. In the six month period ended June 30, 2007, Jinshilin Techno received its first purchase order for IPTV/VOIP set top boxes in an amount in excess of $9 million, as disclosed in our current report on Form 8-K filed on February 7, 2007. Jinshilin Techno received an additional purchase order amounting to approximately $600,000. We also reported that the contracts called for shipments to begin in February 2007. Subsequently, Jinshilin Techno’s customers required an engineering design change which delayed shipments. We anticipate that the engineering design change will be completed in September 2007 and expect shipments to commence shortly thereafter. The shipped units will be deployed in the customers’ networks and will then undergo a 30-day burn-in period. Pursuant to the contracts, Jinshilin Techno will issue its first invoices only after successful completion of the 30-day burn-in period.

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

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2007 and 2006

Revenues

Net sales for the nine months ended June 30, 2007, were $270,490, a decrease of $2,356,747 or 90%, as compared to $2,627,237 of net sales for the nine months ended June 30, 2006. Sales were primarily generated by Asanté Networks, in which we have a controlling interest, acquired as of June 2, 2005. This performance was primarily the result of decreases in orders and sales of products in the business retail markets, caused in part by obsolescence of the subsidiary’s products. Overall sales revenues continue to be subject to heavy competitive pressures negatively impacting selling prices of networking products and causing the delay of product deliveries from vendors. We did have the first revenues from our True Software Radio® technology derived from sales to Fujitsu Devices and Toyota America of our WiMAX Evaluation Platform, integrating our wireless transceiver chipset.

Cost of   Sales and Gross Profit

Cost of sales for the nine months ended June 30, 2007, was $208,556. Cost of sales for the nine months ended June 30, 2006 was $1,745,902. The decrease of $1,537,346 was a direct result of the decrease in orders and sales of Asanté’s products in the business retail markets.

Gross profit for nine months ended June 30, 2007 was $61,934 as compared to $881,335 for the nine months ended June 30, 2006, a decrease of $819,401. For the nine months ended June 30, 2007 the gross profit as a percentage of net sales was 22.9% as compared to 33.5% for the nine months ended June 30, 2006.

General and Administrative Expenses

We incurred general and administrative expenses of $ 13,061,812, an increase of $3,354,203 or 34.6% over the nine month period ended June 30, 2006, in which we incurred general and administrative expenses of $9,707,609. The increase in general and administrative expenses reflected increased overhead expenses, including non-cash stock based compensation of $2,216,600, as well as an increase in salaries, consulting costs, engineering costs, research and development costs and professional fees.

Income Taxes

The Company has recorded no provision or benefit for federal and state income taxes for the nine month periods ended June 30, 2007 and 2006, due primarily to a valuation allowance being established against the Company's net deferred tax assets, which consist primarily of net operating loss carry-forwards. The Company has recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding their recoverability.

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2007 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

FINANCIAL CONDITION

Liquidity and Capital Resources.

At June 30, 2007, our current assets totaled $1,860,952, current liabilities were $9,535,862, and our working capital deficit was $7,674,910.

At June 30, 2007, we had cash and cash equivalents of $1,130,456.

At June 30, 2007, our liabilities totaled $15,476,056, consisting of $250,000 in principal amount of our 7% secured convertible debentures that are in default, $3,280,981 in principal amount of secured subordinated notes payable that are scheduled to become due and payable beginning in May 2007 and continuing through December 2007, $867,500 in principal amount of unsecured notes payable on demand, $2,573,122 of accounts payable, $2,229,913 of accrued expenses payable, customer deposits of $20,48570, $6,000,000 of 8% secured convertible debentures due in August of 2008, $2,000,000 of 10% secured promissory notes due December 29, 2007 and $302,902 of notes due to related parties.

As of June 30, 2007, we have incurred a cumulative loss from operations of $75,518,072 and had negative working capital of 7,674,910. For the nine months ended June 30, 2007, we had negative cash flow from operating activities of $10,931,731. We expect our operating cash requirements will continue to be significant throughout fiscal year 2007, as we continue our research and development efforts, sales efforts, and attempt to execute on our business strategy. The amount and timing of cash requirements will depend on our completion of commercial products, market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. Moreover, the responsibilities of a public company will require the Company to meet certain legal and accounting requirements and to incur related expenses. In addition to the normal risks associated with an unproven business venture, there can be no assurance that our business plan will be successfully executed, even if adequate financing is secured.

Since November 2003, we have financed our operations primarily through private sales of preferred convertible securities in the amount of $13,505,506 and the debt described above. Subsequent to June 30, 2007, we have sought additional debt and equity financing. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders is reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our strategy and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego attractive business opportunities and we may lose the ability to respond to competitive pressures. There can be no assurance that sufficient funding will be obtained to keep the Company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders’ deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Operating Loss

At June 30, 2007, we had accumulated approximately $53,100,000 of net operating loss carry forwards, which may be offset against taxable income and income taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards in 2026. No tax benefit has been reported in the financial statements for the quarter ended June 30, 2007, because we believe there may be a chance that the carry forward will expire unused. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

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

In December 2006 we engaged a third-party accounting firm, Squar, Milner, Miranda & Williamson LLP, to assist the Company in its determination of the appropriate interpretation and application of US GAAP related to accounting for assets acquired in a business combination to be used in research and development activities, goodwill and other intangible assets. We are taking steps to strengthen the Company’s internal accounting expertise. We are also in the process of restructuring and reorganizing the operating unit’s management to ensure, among other things, early recognition and reporting of sales trends to the Company’s management.

Other than as set forth above, there were no changes in our internal control over financial reporting during the nine month period ended June 30, 2007, or subsequently, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.

We are subject to legal proceedings from time to time in the ordinary course of our business. As of June 30, 2007, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on operations, assets or financial condition.

On December 30, 2005, a lawsuit, which named the Company as an additional defendant, was filed in the Superior Court, State of California, for the County of Los Angeles (Case No. BC345311) for nonpayment of promissory notes issued to the plaintiffs by the primary defendant, Fiber Optic Techno, Inc. (formerly TechnoConcepts Inc.), a California corporation, which sold some of its assets to the Company in May 2003 for a fair consideration. The plaintiffs seek to set aside the transaction, as a fraudulent transfer, and assert claims for compensatory and punitive damages. The assets purchased by the Company included all rights to the TechnoConcepts trademark and to the then-pending patent application for the Direct Conversion Delta Sigma Receiver. At the time the assets were purchased by the Company, the patent application was in contention at the U.S. Patent and Trademark Office and also was the subject of State Court litigation brought by different plaintiffs, which litigation has since been dismissed. The U.S. Patent and Trademark Office issued U.S. Patent No. 6,748,025 to the Company for the Direct Conversion Delta Sigma Receiver in June 2004. On or about April 13, 2006, the State Court action (Case No. BC345311) was removed to the United States Bankruptcy Court, Central District of California (BK No. SV 06-10520-MT), by petition of the plaintiffs. On June 14, 2006, on motion made by the Company, the Bankruptcy Court remanded the case back to the State Court. The parties have engaged in substantial written discovery and limited deposition discovery. A mediation was unsuccessful, and the Company has instructed its attorneys to contest the case vigorously. The Company’s demurrers attacking the sufficiency of plaintiffs’ First and Second Amended Complaints were sustained by the State Court, and the plaintiffs subsequently filed a Third Amended Complaint. The Company’s demurrer to the Third Amended Complaint is expected to be heard in September 2007.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September 30, 2006, through June 30, 2007, we entered into a series of note purchase agreements with a number of investors, including certain investors in our 7% secured convertible debentures who agreed to exchange such debentures for secured subordinated promissory notes issued and sold under such note purchase agreements. To secure the Company's obligations under the note purchase agreements, we have granted a security interest in all of our assets (including, without limitation, our intellectual property, but not including the assets of our subsidiary Jinshilin Techno Ltd.) in favor of the investors, subordinated to the security interest of the remaining holders of our 7% secured convertible debentures and certain accounts receivable facilities. The security interest terminates upon payment or satisfaction of all of our obligations under the agreements.

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

In June 2007, we entered into an Extension Agreement (the “Extension Agreement”) with SDS Capital Group SPC Ltd. (“SDS”), a holder of certain of the Company’s Series A Secured Subordinated Promissory Notes issued in 2006 (the “Promissory Notes”). The Extension Agreement provides for a waiver of any defaults under the Promissory Notes and extends the payment date for all amounts due to on or prior to November 30, 2007. In consideration for such extension, the Company issued to SDS a five year warrant to purchase 1,145,000 shares of the Company’s common stock with an exercise price of $1.90.

Also in June 2007, we entered into a Note and Warrant Purchase Agreement and a Security Agreement (the "Loan Agreements") with two private investors (collectively, the "Investors"). On August 15, 2007, a third private investor executed the Loan Agreements (in substantially the same form) and was added to the Investors. Pursuant to the terms of the Loan Agreements, the Company received loans and loan commitments in the aggregate principal amount of $3,000,000 (before the payment of related fees and expenses). The funds will be used to continue the Company's program toward commercialization of its True Software Radio® technology and to meet short term working capital needs. To secure the Company's obligations under the Loan Agreements, the Company granted a security interest in all of its assets (including, without limitation, its intellectual property) in favor of the Investors, subordinated to the Company’s existing Secured Promissory Notes and Convertible Debentures and certain account receivable facilities. The security interest terminates upon payment or satisfaction of all of the Company's obligations under the Loan Agreements.

The Company also issued to the Investors its secured subordinated promissory notes in the aggregate principal amount of $3,000,000 (the "Notes"), which carry a 10% annual rate of interest on the principal amount of the loan. The Notes will mature on the date (the "Maturity Date") that is the earlier of (i) December 29, 2007, or (ii) the date on which the Company consummates the closing of the Company’s next equity financing resulting in at least $6,000,000 in gross proceeds. The Notes were sold in separate Closings (each a “Closing”). The initial Closing took place on June 29, 2007, with an aggregate investment of $2,000,000. The second Closing, in an aggregate principal amount of $224,800, took place on August 15, 2007, and subsequent Closings, in an aggregate principal amount of an additional $775,200, are to take place on or before August 31, 2007.

Under the terms of the Notes, the holders may declare the Notes immediately due and payable upon the occurrence of any of the following events of default, among others: (i) the Company fails to make any principal or interest payments on the date such payments are due and such default is not fully cured within three (3) business days after the occurrence thereof; or (ii) the Company fails to make the payment of any fees and/or liquidated damages under the Notes or the Loan Agreements; or (iii) the Company's material breach of any of the covenants or conditions made in the Loan Agreements, the Note or the other transaction documents.

In connection with its entry into the Loan Agreements, the Company issued to the Investors warrants to purchase up to an aggregate of 2,000,000 and, in connection with the second and subsequent Closings, expects to issue additional warrants to purchase up to an aggregate of 2,375,000 shares of the Company's common stock with no par value (the "Common Stock") at an initial per share exercise price of $1.90 (the "Loan Warrants"), each of which are exercisable until seven years from the date of issuance. The exercise price of the Loan Warrants is subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances, if prior to the expiration of exercise period, the Company sells equity securities (or securities convertible or exercisable into equity securities) at a lower per share exercise price. The holders of the Loan Warrants are entitled to exercise the warrants on a cashless basis at any time following the first anniversary of issuance if, at the time of exercise, there is no effective registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Loan Warrants.

The Company has granted the Investors piggy-back registration rights with respect to the shares of Common Stock issuable upon the exercise of the Loan Warrants.

Pursuant to the terms of the Loan Agreements, the Board of Directors of the Company adopted resolutions authorizing the formal establishment of a committee, consisting solely of independent board members to conduct a search for a new Chief Executive Officer of the Company.

ITEM 3. Defaults Upon Senior Securities.

7% Secured Convertible Debentures

Our 7% secured convertible debentures were due and payable on November 17, 2006. Prior to that date, debentures in the aggregate principal amount of $1,275,000 had been converted into 510,000 shares of our common stock. Also, certain debenture holders had notified us that they were willing to exchange their debentures for our secured subordinated promissory notes (described above in Item 2) and, as a result, debentures in the aggregate principal amount of $2,250,000 were exchanged for our secured subordinated promissory notes. Debentures in the aggregate principal amount of $250,000 remained outstanding as of June 30, 2007. As of the date of this report, we have not paid the principal and interest due with respect to those debentures and are, accordingly, in default. We are also in default because (i) our registration statement, required under the registration rights agreement associated with the debentures, was not declared effective before we withdrew it on February 2, 2007, and (ii) the Company did not redeem the debentures as required commencing on December 1, 2005. Therefore, the holders of the outstanding debentures can elect to require us to pay a mandatory repayment amount equal to at least 130% of the outstanding principal amount, plus all other accrued and unpaid amounts under such debentures. The terms of a separate security agreement provide that, upon the occurrence of an event of default which is not cured, the debenture holders (acting in concert) have the right to take possession of all of our assets, to operate our business and to exercise certain other rights provided in the security agreement associated with the debentures.

On April 18, 2007, the Company entered into a forbearance agreement with the sole remaining debenture holder, which provides for a settlement whereby the Company will issue stock in a conversion of the outstanding debt and unpaid interest and penalties. The forbearance agreement provides, subject to a number of conditions, that: (i) the full amount due as of the date of the forbearance agreement with respect to the debenture, including unpaid principal, interest and penalties, is $428,890.00, excluding certain expenses (up to $10,000) incurred by the debenture holder in connection with the forbearance agreement and to be reimbursed the Company; (ii) the Debenture shall be deemed amended such that the Conversion Price, as that term is defined in the debenture, shall be $1.50; and (iii) the holder may at any time convert the full amount due into Conversion Shares, as that term is defined in the debenture. The forbearance agreement expired on July 30, 2007, without the debenture holder exercising its amended conversion right; therefore, the Company remains in default and the debenture holder may exercise any and all of its rights as described above.

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

In the event the Company failed to pay the Mandatory Default Amount, when due, such failure could constitute an event of default under the terms of a security agreement, by and among the Company, its subsidiaries that have a provided a subsidiary guarantee, Asanté Networks, Inc. and TechnoConcepts, Inc. (Nevada), and the holders of the Debentures, pursuant to which the Company and such subsidiaries have granted to such holders a security interest in essentially all of their property and assets other than the Company’s equity interests in its subsidiaries incorporated in Hong Kong or in the People’s Republic of China.

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

Date: August 20, 2007

TECHNOCONCEPTS, INC.

By:	/s/ Antonio E. Turgeon
Antonio E. Turgeon
Chief Executive Officer

Date: August 20, 2007

By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer